Form 10QSB
period 1998-04-30
SIERRA HOLDINGS GROUP INC
filed 1998-07-20
CIK 1059137

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 0-23995

                        SIERRA HOLDINGS GROUP, INC.
                        ---------------------------
              (Name of Small Business Issuer in its Charter)

          NEVADA                                  87-0576421
          ------                                  ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

                        5445 South Highland Drive
                        Salt Lake City, Utah 84117
                        ---------------------------
                 (Address of Principal Executive offices)

                 Issuer's Telephone Number: (801) 278-2805

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No___             (2) Yes ___   No  X

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.



                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              April 30, 1998

                                 9,326,744

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                   April 30, 1998 and October 31, 1997

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                  ASSETS
                                             April 30,           October 31,
                                               1998            1997
                                             (Unaudited)
CURRENT ASSETS

Cash                                              $ 13,584       $  -

     Total Current Assets                           13,584          -

TOTAL ASSETS                                      $ 13,584       $  -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                             $ 1,425        $  489
     Taxes payable                                    -             200
     Shareholder loan payable (Note 2)             10,000           -

     Total Liabilities                             11,425           689

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock: 100,000,000
 shares authorized of
 $0.001 par value, 9,326,744
 and 18,132 shares issued and
 outstanding, respectively                         9,327             19
Capital in excess of par value                    78,950         57,258
Deficit accumulated during the
development stage                                (86,118)       (57,966)

     Total Stockholders'
     Equity (Deficit)                              2,159           (689)

TOTAL LIABILITIES, AND
STOCKHOLDERS'
EQUITY (DEFICIT)                                $ 13,584       $  -

                        SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                                From
                                                              Inception on
                              For the        For the          December 26,
                         Six months Ended Three Months Ended  1986 Through
                              April 30,      April 30,          April 30,
                         1998       1997  1998       1997         1998
REVENUES                 $    -    $  -    $    -    $    -    $    -

EXPENSES                      -       -         -         -         -

LOSS FROM DISCONTINUED
OPERATIONS                (28,152)   (114)   (7,941)      -     (86,118)

NET LOSS                $ (28,152) $ (114)  $(7,941) $    -    $(86,118)

LOSS PER SHARE            $ (0.00) $ (0.01) $ (0.00) $ (0.00)

WEIGHTED AVERAGE
 .NUMBER OF SHARES        8,776,885  18,132 9,326,744   8,132

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                    Capital in   During the
                                Common Stock        Excess of    Development
                              Shares    Amount      Par Value      Stage
Balance at inception
     on December 26, 1986        -         $    -    $    -        $     -

Shares issued for cash
     at $7.50 per share          667         1         4,999             -

Partial liquidating
     dividend - April 17, 1987     -         -         -              (2,484)

Net loss for the year ended
     October 31, 1987              -         -         -                (910)

Balance, October 31, 1987        667         1         2,515            (910)

Net loss for the year ended
     October 31, 1988              -         -         -              (1,701)

Balance, October 31, 1988        667         1         2,515          (2,611)

Net income for the year ended
     October 31, 1989              -         -         -                 251

Balance, October 31, 1989        667         1         2,515          (2,360)

Contribution and cancellation
of shares by officers of the
Company                         (465)        -         -                 -

Shares issued for services
     valued at $3.00 per share 1,697         2         5,088             -

Expenses paid on behalf of the
     Company by a shareholder      -         -           304             -

Net loss for the year ended
     October 31, 1990              -         -         -              (5,650)

Balance, October 31, 1990      1,899         3         7,907          (8,010)

Net loss for the year ended
     October 31, 1991              -         -         -                (100)

Balance, October 31, 1991      1,899     $   3    $    7,907     $    (8,110)

Shares issued for services
     valued at $3.00 per share 2,900         3         8,697             -

Shares issued in acquisition
of Nature Talks Corp. valued
at $3.00 per share             3,333         3         9,997             -

Net loss for the year ended
     October 31, 1992              -         -         -             (19,275)

Balance, October 31, 1992      8,132         9        26,601         (27,385)

Net loss for the year ended
     October 31, 1993              -         -         -                (100)

Balance, October 31, 1993      8,132         9        26,601         (27,485)

Net loss for the year ended
     October 31, 1994              -         -         -                (100)

Balance, October 31, 1994      8,132         9        26,601         (27,585)

Net loss for the year ended
     October 31, 1995              -         -         -                (107)

Balance, October 31, 1995      8,132         9        26,601         (27,692)

Shares issued for services
valued at $3.00 per share     10,000        10        29,990             -

Expenses paid on behalf of the
company by a shareholder           -         -           667             -

Net loss for the year ended
     October 31, 1996              -         -         -             (30,160)

Balance, October 31, 1996     18,132        19        57,258         (57,852)

Net loss for the year ended
     October 31, 1997              -         -         -                (114)

Balance, October 31, 1997     18,132        19        57,258         (57,966)

Issuance of fractional shares
for 1-for-300 reverse stock
split                          7,375         7            (7)            -

Shares issued for cash at
$0.01 per share              300,000       300         2,700             -

Issuance of fractional shares
for 1-for-10 reverse stock
split                          1,237         1            (1)            -

Shares issued for services
valued at par $0.003 per
share                      6,000,000     6,000        12,000             -

Shares issued for cash at
approximately $0.003 per
share                      3,000,000     3,000         7,000             -

Net loss for the six months
     ended April 30, 1998          -         -         -             (28,152)

Balance, April 30, 1998    9,326,744   $ 9,327      $ 78,950       $ (86,118)

                        SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                                     From
                                                                 Inception on
                              For the        For the             December 26,
                         Six Months Ended Three Months Ended     1986 Through
                            April 30,         April 30,            April 30,
                         1998      1997   1998         1997          1998
Cash Flows from Operating
 Activities:

     Net loss from
        discontinued
        operations       $ (28,152) $(114)  $(7,941)   $    -    $  (86,118)
     Organization costs        -      -         -           -        (1,065)
     Depreciation and
        amortization           -      -         -           -         3,496
     Stock issued for
        Services            18,000    -         -           -        71,790
     Increase (decrease)
        in accounts
        payable                936     14     1,425         -         1,425
     Increase (decrease)
        in taxes
        payable               (200)   100       -           -           -

          Cash Provided
          (Used) by
          Operating
          Activities        (9,416)   -      (6,516)        -       (10,472)

Cash Flows from Investing
 Activities:

     Purchase of equipment     -      -         -           -        (4,887)

          Cash Provided
          (Used) by
          Investing
          Activities           -      -         -           -        (4,887)

Cash Flows from Financing
  Activities:

     Disbursement of partial
      liquidating dividend     -      -         -           -        (2,484)
     Capital contributed by
      stockholders             -      -         -           -           971
     Non-cash sale of video
      cassettes                -      -         -           -          (369)
     Issuance of common
      stock                 13,000    -         -           -        18,000
     Repayment of loan
      from shareholder      (2,000)   -         -           -        (2,000)
     Proceeds of loan
      from shareholder      12,000    -         -           -        14,825

          Cash Provided
           (Used) by
           Financing
           Activities      $23,000 $  -    $    -      $    -      $ 28,943

NET INCREASE (DECREASE)
 IN CASH                   $13,584 $  -    $ (6,516)   $    -      $ 13,584

CASH AT BEGINNING OF
 PERIOD                        -      -      20,100         -           -

CASH AT END OF PERIOD      $13,584 $  -    $ 13,584    $    -      $ 13,584

Cash Payments For:

     Income taxes          $   -   $  -    $    -      $    -      $    -
     Interest              $    75 $  -    $    -      $    -      $     75

Non-Cash Financing Activities:

     Exchange of video
     cassettes in lieu
     of note payable       $   -   $  -    $    -      $    -      $    369

                        SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                    April 30, 1998 and October 31, 1997

NOTE I -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. organization

The financial statements presented are those of Sierra Holdings Group, Inc. (formerly Sierra International, Inc.) The Company was incorporated as Celebrity Videos, Inc. under the laws of the State of Utah on December 26, 1986. On April 17, 1987, the Company was "spun off" of Loki Holding Corporation (formerly Dynamic Video, Inc.) in a partial liquidating dividend. On July 18, 1990, the Company changed its name to Vegas Gaming Services, Inc. On April 15, 1992, the Company changed its name to Nature Talks Corporation.

At a meeting on November 18, 1997, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 300 shares outstanding, with no stockholders, holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split. On November 26, 1997, the Company changed its name to Sierra International, Inc.

At a meeting on February 9, 1998, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 10 shares outstanding, with no stockholders, holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

On February 13, 1998, Sierra International, Inc. merged with Sierra Holdings Group, Inc. changing the Company's state of incorporation from Utah to Nevada and its name to Sierra Holdings Group, Inc. (SHG). Accordingly, SHG became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of the Company with no adjustment to the basis of the Company's assets or liabilities assumed by SHG. For legal purposes, SHG was the surviving entity.

     b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted an October 31 year end.

     c. Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

     d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     f. Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 -  RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $10,000 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually.

NOTE 3 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 -  ISSUANCE OF STOCK

During the year ended October 31, 1987, the Company issued 667 shares of common stock for $5,000 cash.

During the year ended October 31, 1990, shareholders of the Company contributed 465 shares of common stock back to the Company. In addition, 1,697 shares of common stock were issued for services valued at an average price of $3.00 per share.

During the year ended October 31, 1992, the Company issued 2,900 shares of common stock for services valued at an average price of $3.00 per share. In addition, the Company issued 3,333 shares of common stock in the acquisition of Nature Talks Corporation. During the year ended October 31, 1996, the Company issued 10,000 shares of common stock for services valued at $3.00 per share.

During the four months ended February 28, 1998, the Company issued 7,375 fractional shares of common stock as a result of the 300-to-1 reverse stock split. The Company also issued 300,000 post 300-to-1 reverse stock split shares of common stock for $3,000 cash. In addition, the Company issued 1,237 fractional shares of common stock as a result of the 10-to-1 reverse stock split. Finally, 6,000,000 post-split shares of common stock were issued for services valued at $18,000 and 3,000,000 post-split shares of common stock were issued for $10,000 cash.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended April 30, 1998. During this period, the Company received revenues totaling $0. During the same period, total expenses were $0; the Company incurred a loss from discontinued operations of $28,152 during the six months ended April 30, 1998.

          The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $13,584 at April 30, 1998, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

          During the quarterly period ended April 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss from discontinued operations of $28,152.

Liquidity.

          During the quarterly period ended April 30, 1998, the Company's liquidity was increased by $10,000 through the sale of 3,000,000
"unregistered" and "restricted" post-split shares of its common stock to an executive officer and director of the Company. At April 30, 1998, the Company had total current assets of $13,584 and total liabilities of $11,425.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On February 9, 1998, the shareholders of the Company ratified a 10 for 1 reverse split of its $0.001 par value common stock, with no certificate to be reduced below So shares as a result of this reverse split, while retaining the present par value of $0.001 per share and authorized capital of 100,000,000 shares, and with appropriate adjustments being made in the stated capital and additional paid in capital accounts of the Company. The shareholders also ratified a change of domicile from the State of Utah to the State of Nevada by merging the Company into its wholly-owned subsidiary, Sierra Holdings Group, Inc, a Nevada corporation, ("Sierra Holdings"), which had been formed on February 3, 1998 for the sole purpose of changing the Company's domicile. The Articles of Incorporation of Sierra Holdings and the Articles of Amendment whereby the Company effected these changes were filed with the State of Utah on February 12, 1998. A copy of these Articles of Amendment was attached as an exhibit to the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on April 6, 1998, and is incorporated herein by reference.

          Unless otherwise noted, all subsequent share computations in this Report retroactively reflect the above-referenced reverse split.

          The merger of the company into Sierra Holdings became effective on February 13, 1998, the date that the Articles of Merger were filed in the State of Nevada. Unless otherwise indicated all references in this Report to the "Company" shall refer to Sierra Holdings. A copy of the Articles of merger effecting the change of the Company's domicile was attached to the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on April 6. 1998, and is incorporated herein by reference.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIERRA HOLDINGS GROUP, INC.




Date: 7/13/98                           By:/s/Steven D. Moulton
      -------                           -----------------------
                                        Steven D. Moulton
                                        Director and President


Date: 7/13/98                           By:/s/Michelle Wheeler
      -------                           -----------------------
                                        Michelle Wheeler
                                        Director and Secretary/Treasurer