Form 10QSB
period 1998-07-31
SIERRA HOLDINGS GROUP INC
filed 1998-09-01
CIK 1059137

            U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1998

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

                          July 31, 1998

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

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                 ASSETS

                                         July 31,   October 31,
                                           1998        1997
                                       (Unaudited)
CURRENT ASSETS

 Cash                                    $    9,524  $   -

  Total Current Assets                        9,524      -

  TOTAL ASSETS                           $    9,524  $   -

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $      750  $      489
 Taxes payable                               -              200
 Shareholder loan payable (Note 2)           10,000      -
 Accrued interest payable                       300      -

  Total Liabilities                          11,050         689

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 100,000,000 shares
 authorized of $0.001 par value,
 9,326,744 and 18,132 shares
 issued and outstanding, respectively         9,327          19
 Capital in excess of par value              78,950      57,258
 Deficit accumulated during the
 development stage                          (89,803)    (57,966)

  Total Stockholders  Equity (Deficit)       (1,526)       (689)

  TOTAL LIABILITIES, AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $    9,524  $   -

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                             From
                                                          Inception on
                          For the           For the       December 26,
                   Nine Months Ended Three Months Ended   1986 Through
                          July 31,        July 31,          July 31,
                     1998     1997    1998        1997        1998
REVENUES            $ -       $ -       $ -       $ -       $ -

EXPENSES              -         -         -         -         -

LOSS FROM DISCONTINUED
 OPERATIONS          (31,837)     (114)   (3,685)   -        (89,803)

NET LOSS            $(31,837) $   (114) $ (3,685) $ -       $(89,803)

LOSS PER SHARE      $  (0.00) $  (0.01) $  (0.00) $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES   8,776,885   18,132  9,326,744    18,132

                          SIERRA HOLDINGS GROUP, INC.
                         (A Development Stage Company)
                 Statements of Stockholders  Equity (Deficit)

                                                            Deficit
                                                          Accumulated
                                              Capital in   During the
                             Common Stock      Excess of  Development
                         Shares      Amount    Par Value     Stage
Balance at inception
 on December 26, 1986         -     $    -     $  -       $  -

Shares issued for cash
 at $7.50 per share           667        1      4,999        -

Partial liquidating
 dividend - April 17, 1987    -          -     (2,484)       -

Net loss for the year ended
 October 31, 1987             -          -        -         (910)

Balance, October 31, 1987     667        1      2,515       (910)

Net loss for the year ended
 October 31, 1988             -          -        -       (1,701)

Balance, October 31, 1988     667        1      2,515     (2,611)

Net income for the year ended
 October 31, 1989             -          -        -          251

Balance, October 31, 1989     667        1      2,515     (2,360)

Contribution and cancellation
 of shares by officers of the
 Company                     (465)       -        -          -

Shares issued for services
 valued at $3.00 per share  1,697        2      5,088        -

Expenses paid on behalf of
 the Company by a
 shareholder                  -          -        304        -

Net loss for the year ended
 October 31, 1990             -          -        -       (5,650)

Balance, October 31, 1990   1,899        3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991             -          -        -         (100)

Balance,  October 31, 1991  1,899   $    3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share  2,900        3      8,697        -

Shares issued in
 acquisition of Nature
 Talks Corp. valued at
 $3.00 per share            3,333        3      9,997        -

Net loss for the year ended
 October 31, 1992             -          -        -      (19,275)

Balance, October 31, 1992   8,132        9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993             -          -        -         (100)

Balance, October 31, 1993   8,132        9     26,601    (27,485)

Net loss for the year ended
 October 31, 1994             -          -        -         (100)

Balance, October 31, 1994   8,132        9     26,601    (27,585)

Net loss for the year ended
 October 31, 1995             -          -        -         (107)

Balance, October 31, 1995   8,132        9     26,601    (27,692)

Shares issued for services
 valued at $3.00 per share 10,000       10     29,990        -

Expenses paid on behalf of
 the company by a shareholder -          -        667        -

Net loss for the year ended
 October 31, 1996             -          -        -      (30,160)

Balance, October 31, 1996  18,132       19     57,258    (57,852)

Net loss for the year ended
 October 31, 1997             -          -        -         (114)

Balance, October 31, 1997  18,132    $  19  $  57,258   $(57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split        7,375        7         (7)       -

Shares issued for cash
 at $0.01 per share       300,000      300      2,700        -

Issuance of fractional
 shares for 1-for-10
 reverse stock split        1,237        1         (1)       -

Shares issued for
 services valued at
 $0.003 per share       6,000,000    6,000     12,000        -

Shares issued for cash
 at approximately
 $0.003 per share       3,000,000    3,000      7,000        -

Net loss for the nine
 months ended
 July 31, 1998                -          -        -      (31,837)

Balance, July 31, 1998  9,326,744  $ 9,327  $  78,950   $(89,803)

                          SIERRA HOLDINGS GROUP, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)
                                                             From
                                                          Inception on
                          For the           For the       December 26,
                   Nine Months Ended Three Months Ended   1986 Through
                          July 31,        July 31,          July 31,
                     1998     1997    1998        1997        1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss from
discontinued
    operations      $(31,837) $ (114) $ (3,685) $ -       $(89,803)
Organization costs       -         -         -      -         (1,065)
Depreciation and
 amortization            -         -         -      -          3,496
Stock issued for
 services             18,000       -         -      -         71,790
Changes in assets
 and liabilities:
Increase (decrease)
 in accounts payable     261      14      (675)     -            750
Increase (decrease)
 in accrued interest     300       -       300      -            300
Increase (decrease)
 in taxes payable       (200)    100         -      -              -

Cash Provided (Used)
by Operating
Activities           (13,476)      -    (4,060)     -        (14,532)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Purchase of equipment    -         -         -      -         (4,887)

Cash Provided (Used) by
Investing Activities     -         -         -      -         (4,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Disbursement of partial
liquidating dividend     -         -         -      -         (2,484)
Capital contributed by
stockholders             -         -         -      -            971
Non-cash sale of video
cassettes                -         -         -      -           (369)
Issuance of common
stock                 13,000       -         -      -         18,000
Repayment of loan
from shareholder      (2,000)      -         -      -         (2,000)
Proceeds of loan
from shareholder      12,000       -         -      -         14,825

Cash Provided (Used)
by Financing
Activities        $   23,000   $   -     $   -  $   -     $   28,943

NET INCREASE
(DECREASE)
 IN CASH          $    9,524   $   -     $(4,060)$  -     $    9,524

CASH AT BEGINNING
OF PERIOD                -         -      13,584    -            -

CASH AT END OF
PERIOD            $    9,524   $   -     $ 9,524 $  -     $    9,524

Cash Payments For:

  Income taxes    $      -     $   -     $   -   $  -     $      -
  Interest        $       75   $   -     $   -   $  -     $       75

Non-Cash Financing Activities:

Exchange of
video cassettes in
lieu of note
payable           $      -     $   -     $   -   $  -     $      369

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                   July 31, 1998 and October 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

The financial statements presented are those of Sierra Holdings Group, Inc. (formerly Sierra International, Inc.) The Company was incorporated as Celebrity Videos, Inc. under the laws of the State of Utah on December 26, 1986. On April 17, 1987, the Company was spun off of Loki Holding Corporation (formerly Dynamic Video, Inc.) in a partial liquidating dividend. On July 18, 1990, the Company changed its name to Vegas Gaming Services, Inc. On April 15, 1992, the Company changed its name to Nature Talks Corporation.

At a meeting on November 18, 1997, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 300 shares outstanding, with no stockholders holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and loss per share have been retroactively restated to reflect the reverse stock split. On November 26, 1997, the Company changed its name to Sierra International, Inc.

At a meeting on February 9, 1998, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 10 shares outstanding, with no stockholders holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

On February 13, 1998, Sierra International, Inc. merged with Sierra Holdings Group, Inc. changing the Company s state of incorporation from Utah to Nevada and its name to Sierra Holdings Group, Inc. (SHG). Accordingly, SHG became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of the Company with no adjustment to the basis of the Company's assets or liabilities assumed by SHG. For legal purposes, SHG was the surviving entity.

  b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted an October 31 year end.

  c.  Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares issued and outstanding during the period of the financial statements.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $10,000 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually. Accrued interest payable at July 31, 1998 was $300.

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended July 31, 1998. During this period, the Company received no revenues. During the same period, total expenses were $0; the Company incurred a loss from discontinued operations of $3,685 during the three months ended July 31, 1998.

          The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $9,524 at July 31, 1998, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

          During the quarterly period ended July 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss from discontinued operations of $3,685.

Liquidity.

          At July 31, 1998, the Company had total current assets of $9,524 and total liabilities of $11,050.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

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

                                        SIERRA HOLDINGS GROUP, INC.



Date: 8-28-98                                 By: /s/ Steven D. Moulton
      -------                                       ---------------------
                                                Steven D. Moulton
                                           Director and President


Date: 8-28-98                                By: /s/ Michelle Wheeler
      -------                                       --------------------
                                           Michelle Wheeler
                                           Director and
                                                   Secretary/Treasurer