Form 10QSB/A
period 1998-07-31
SIERRA HOLDINGS GROUP INC
filed 1998-10-20
CIK 1059137

            U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB-A1

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

                              SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
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

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 100,000,000 shares
  authorized of $0.001 par value,
  9,326,744 and 18,132 shares
  issued and outstanding, respectively        9,327          19
 Capital in excess of par value              78,950      57,258
 Deficit accumulated during the development
  stage                                     (89,803)    (57,966)

  Total Stockholders  Equity (Deficit)       (1,526)       (689)

  TOTAL LIABILITIES, AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $    9,524  $   -

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                    From
                                                                  Inception on
                               For the             For the        December 26,
                         Nine Months Ended Three Months Ended  1986 Through
                              July 31,          July 31,          July 31,
                       1998        1997     1998        1997       1998
REVENUES               $   -      $    -     $    -    $    -     $   -

EXPENSES                31,837         114      3,685       -      87,443

LOSS FROM OPERATIONS   (31,837)       (114)    (3,685)      -     (87,443)

LOSS FROM DISCONTINUED
 OPERATIONS                -           -          -         -      (2,360)

NET LOSS              $(31,837)   $   (114)  $ (3,685)  $   -    $(89,803)

LOSS PER SHARE        $  (0.00)   $  (0.01)  $  (0.00)  $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES    8,776,885      18,132  9,326,744     18,132

                          SIERRA HOLDINGS GROUP, INC.
                         (A Development Stage Company)
                 Statements of Stockholders  Equity (Deficit)
                                                             Deficit
                                                           Accumulated
                                               Capital in   During the
                               Common Stock     Excess of  Development
                             Shares     Amount  Par Value     Stage
Balance at inception
 on December 26, 1986             -      $     -   $    -    $     -

Shares issued for cash
 at $7.50 per share               667          1      4,999        -

Partial liquidating
 dividend - April 17, 1987        -            -     (2,484)       -

Net loss for the year ended
 October 31, 1987                 -            -        -         (910)

Balance, October 31, 1987        667           1      2,515       (910)

Net loss for the year ended
 October 31, 1988                -             -        -       (1,701)

Balance, October 31, 1988        667           1      2,515     (2,611)

Net income for the year ended
 October 31, 1989                -             -        -          251

Balance, October 31, 1989        667           1      2,515     (2,360)

Contribution and cancellation
 of shares by officers of the
 Company                        (465)          -        -          -

Shares issued for services
 valued at $3.00 per share     1,697           2      5,088        -

Expenses paid on behalf of the
 Company by a shareholder        -             -        304        -

Net loss for the year ended
 October 31, 1990                -             -        -       (5,650)

Balance, October 31, 1990      1,899           3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991                -             -        -         (100)

Balance,  October 31, 1991     1,899      $    3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share     2,900           3      8,697        -

Shares issued in acquisition
 of Nature Talks Corp. valued
 at $3.00 per share            3,333           3      9,997        -

Net loss for the year ended
 October 31, 1992                -             -        -      (19,275)

Balance, October 31, 1992      8,132           9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993                -             -        -         (100)

Balance, October 31, 1993      8,132           9     26,601    (27,485)

Net loss for the year ended
 October 31, 1994                -             -        -         (100)

Balance, October 31, 1994      8,132           9     26,601    (27,585)

Net loss for the year ended
 October 31, 1995                -             -        -         (107)

Balance, October 31, 1995      8,132           9     26,601    (27,692)

Shares issued for services
 valued at $3.00 per share    10,000          10     29,990        -

Expenses paid on behalf of the
 company by a shareholder        -             -        667        -

Net loss for the year ended
 October 31, 1996                -             -        -      (30,160)

Balance, October 31, 1996     18,132          19     57,258    (57,852)

Net loss for the year ended
 October 31, 1997                -             -        -         (114)

Balance, October 31, 1997     18,132      $   19  $  57,258   $(57,966)

Issuance of fractional shares
 for 1-for-300 reverse stock
 split                         7,375           7         (7)      -

Shares issued for cash at
 $0.01 per share             300,000         300      2,700       -

Issuance of fractional
 shares for 1-for-10 reverse
 stock split                   1,237           1         (1)      -

Shares issued for services
 valued at $0.003 per
 share                     6,000,000       6,000     12,000       -

Shares issued for cash at
 approximately $0.003 per
 share                     3,000,000       3,000      7,000       -

Net loss for the nine
 months ended July 31, 1998       -             -        -     (31,837)

Balance, July 31, 1998     9,326,744     $ 9,327  $  78,950  $(89,803)

                          SIERRA HOLDINGS GROUP, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)
                                                                    From
                                                                  Inception on
                               For the             For the        December 26,
                         Nine Months Ended Three Months Ended  1986 Through
                              July 31,          July 31,          July 31,
                       1998        1997     1998        1997       1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss             $(31,837) $   (114) $ (3,685) $    -     $(89,803)
  Organization costs        -         -         -         -       (1,065)
  Depreciation and
  amortization              -         -         -         -        3,496
  Stock issued for
  services               18,000       -         -         -       71,790
  Changes in assets and
  liabilities:
   Increase (decrease)
   in accounts payable      261        14      (675)      -          750
   Increase (decrease)
   in accrued interest      300       -         300       -          300
   Increase (decrease)
   in taxes payable        (200)      100       -         -          -

 Cash Provided (Used) by
 Operating Activities   (13,476)      -      (4,060)      -      (14,532)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Purchase of equipment     -         -         -         -       (4,887)

Cash Provided (Used) by
Investing Activities        -         -         -         -       (4,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Disbursement of partial
   liquidating dividend     -         -         -         -       (2,484)
  Capital contributed by
   stockholders             -         -         -         -          971
  Non-cash sale of video
   cassettes                -         -         -         -         (369)
  Issuance of common
   stock                 13,000       -         -         -       18,000
  Repayment of loan
   from shareholder      (2,000)      -         -         -       (2,000)
  Proceeds of loan from
   shareholder           12,000       -         -         -       14,825

Cash Provided (Used) by
Financing Activities   $ 23,000    $  -      $  -     $   -     $ 28,943

NET INCREASE (DECREASE)
 IN CASH               $  9,524    $  -      $(4,060) $   -     $  9,524

CASH AT BEGINNING OF
 PERIOD                     -         -       13,584      -          -

CASH AT END OF PERIOD  $  9,524    $  -      $ 9,524  $   -     $  9,524

Cash Payments For:

  Income taxes         $    -      $  -      $   -    $   -     $   -
  Interest             $     75    $  -      $   -    $   -     $     75

Non-Cash Financing Activities:

  Exchange of video
   cassettes in lieu
   of note payable     $    -      $  -      $   -    $   -      $  369

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended July 31, 1998. During this period, the Company received no revenues. During the same period, total expenses were $3,685; the Company incurred a loss from current operations of $3,685 during the three months ended July 31, 1998.

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

Results of Operations.

          During the quarterly period ended July 31, 1998, the Company had no material business operations. During this period, the Company received total revenues of $0 and had a loss from operations of $3,685.

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

                                        SIERRA HOLDINGS GROUP, INC.



Date: 10-16-98                                By: /s/ Steven D. Moulton
      --------                                      ---------------------
                                                Steven D. Moulton
                                           Director and President


Date: 10-16-98                               By: /s/ Michelle Wheeler
     --------                                      --------------------
                                            Michelle Wheeler
                                           Director and
                                                   Secretary/Treasurer