Form 10KSB
period 1998-10-31
SIERRA HOLDINGS GROUP INC
filed 1999-01-27
CIK 1059137

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-23995


                       SIERRA HOLDINGS GROUP, INC.
                        ------------------------
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


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 1998 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1998 - $18.39. There are approximately 18,397 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          December 31, 1998

                              9,326,744


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a description of the business development of Sierra Holdings Group, Inc. (the "Company"), from inception through the third quarter of the October 31, 1998, fiscal year, see its Registration Statement on Form 10-SB, as amended, and its quarterly reports on Form 10-QSB for the quarterly periods ended April 30, 1998, and July 31, 1998, which have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference. See Part III, Item 13 of this Report.

Business.
---------

          The Company has never engaged in any substantive business operations. To the extent that it intends to continue to seek the acquisition of assets, property or business that may benefit itself and its stockholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition; such an issuance would almost certainly result in a change in control of the Company. This may also result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Steven D. Moulton, the Company's President, beneficially owns approximately 57% of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger he deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file the above-referenced Registration Statement on Form 10-SB, as amended, on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq"), an issuer must have such securities registered under the 1934 Act. The Securities and Exchange Commission has also recently determined that issuers must have securities registered under the 1934 Act in order to have quotations for such securities published on the OTC Bulletin
Board of the NASD.   Upon the effective date of the Company's Registration
Statement on Form 10-SB, as amended, which took place on or about June 5, 1998, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

          Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than Mr. Moulton, there are no preliminary agreements or understandings with respect to management compensation.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not anticipated that any such opportunity will be afforded to other stockholders. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Involvement in Other "Blank Check" Companies.
---------------------------------------------

          From 1984 to 1990, Steven D. Moulton, a director and the Secretary/Treasurer of the Company, served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." Since 1995, he has served as director and executive officer of the Company (director and Secretary/Treasurer) and Wasatch International Corporation (formerly "Java, Inc.")(director and President). Mr. Moulton resigned from his positions with Wasatch International Corporation in July, 1996. Mr. Moulton was the President and a director of Icon Systems, Inc. ("Icon") from its inception to July 31, 1991. In addition, Mr. Moulton was its Secretary/Treasurer and a director from October, 1995, until his resignation on December 24, 1998. Each of these companies may be deemed to have been a "blind pool" or "blank check" company at these times.

          Safron, Inc., a Utah corporation, sold 3,000,000 units of its securities at a price of $0.10 per unit, pursuant to a Registration Statement on Form S-18 that was filed with the Securities and Exchange Commission with an effective date of July 17, 1985. A total of $300,000 was raised under this offering for the purpose of acquiring or participating in a then-unidentified business opportunity. Mr. Moulton resigned his position with Safron, Inc. in November, 1987.

           Sagitta Ventures, Inc., a Utah corporation, filed a Registration Statement on Form S-18, effective date April 30, 1987, with the Securities and Exchange Commission. This Registration Statement provided for the sale of 12,000,000 units at a price of $0.02 per unit. The offering was closed on July 8, 1987, after 7,479,500 units were sold for an aggregate price of $149,590. Sagitta acquired all of the issued and outstanding common stock of Onyx Holding Corporation, with the proceeds from its offering, and subsequently distributed the Onyx shares as a partial liquidating dividend to its stockholders. Mr. Moulton was the President and a director of Onyx from July 10, 1987 through May 1, 1989.

          On August 19, 1987, Jasmine Investments completed the sale of 2,338,390 units to the public pursuant to a Registration Statement on Form S-18, at a price of $0.10 per share. A total of $233,839 was raised under this offering. After Mr. Moulton's resignation, Jasmine consummated a merger transaction and became known as "Audioventures Corporation."

          Java, Inc. sold 1,320,350 shares of its common stock at $0.10 per share pursuant to a Registration Statement on Form S-18, which became effective on April 22, 1986. On November 7, 1986, the stockholders of Java approved the acquisition of Quazon Communications, Inc., an Illinois corporation, which was engaged in the business of manufacturing and marketing computer terminals. Mr. Moulton resigned his position as Secretary/Treasurer on November 7, 1986, and resigned from the Board of Directors in August, 1987.

          Mr. Moulton resigned his positions with Omni International Corporation before its securities offering and had no involvement therein.

          In addition to the Company, Michelle Wheeler and Jeff Taylor were also involved as directors, executive officers and/or five percent stockholders of Icon until their resignations on December 24, 1998. During their involvement with Icon, it may be deemed to have been a "blank check" company.

"Year 2000".
-----------

          Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "Year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products or Services and their Markets.
-------------------------------------------------

          The extremely limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activity to be conducted by the Company is to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

          Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competition.
------------

          There are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company, having virtually no assets or cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have operating histories when compared with the complete lack of any substantive operations by the Company.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          On the effectiveness of the Company's Registration Statement on Form 10-SB, which occurred on or about June 5, 1998, the Company became subject to Regulation 14A regarding proxy solicitations promulgated by the Securities and Exchange Commission under the 1934 Act. Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to
Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

          Management intends to conduct a full evaluation of the worthiness of any business proposal presented to it; nonetheless, it believes this process may provide additional time within which to evaluate any business proposal presented to it, and may eliminate proposals from entities not willing to undergo the public and agency scrutiny involved in providing and filing information required under Regulation 14. Management recognizes that this filing process may deter other potential business venturers by reason of their inability to predict the timeliness of their potential acquisition, reorganization or merger due to the uncertainty related to the time involved in reviewing Regulation 14A filings by the Securities and Exchange Commission; however, acquisitions or reorganizations not requiring stockholder approval may be completed by management, in its sole discretion, with the submission by management of an Information Statement pursuant to Regulation 14C outlining any remedial proposals attendant to any such acquisition or reorganization, including changing the name of the Company or increasing or decreasing the number of authorized or outstanding shares of the Company's common stock.

          Costs associated with filings required by the Company under Section 12(g) of the 1934 Act and Regulation 14A of the Securities and Exchange Commission will have to be advanced by management, the Company's principal stockholders or any potential business venturer, and may further dilute the interest of the public stockholders. In the case of a merger requiring prior stockholder approval and the submission of financial statements of the Company and other party or parties to the merger, legal and accounting costs will be significantly higher, even though the adoption, ratification and the approval of any such merger will be virtually assured if recommended by Steven D. Moulton, the principal stockholder of the Company.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Since the Company was initially incorporated, federal and state securities laws, rules and regulations have made the participation in or the conducting of an IPO substantially easier for certain small and developmental stage companies, reducing the time constraints previously involved, the legal and accounting costs and the financial periods required to be included in the financial statements. Rule 504 of Regulation D of the Securities and Exchange Commission no longer requires the filing of a Registration Statement with any state or territory as a condition to its use; however, this Rule is no longer available to "blank check" companies. Accordingly, because the Company is presently deemed to be a "blank check" company, this method of raising funds is foreclosed to it. Rule 504 is also not available to "reporting issuers," which the Company became on the effectiveness of its Registration Statement on Form 10-SB, as amended.

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer;
is not an investment company; and if a majority owned subsidiary, the parent is also a small business issuer; provided, however, that an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

          A number of state securities commissions have adopted the use of Form U-7 for SCOR, which also substantially simplifies the registration process for IPO's; Form U-7 is primarily used in connection with offerings conducted pursuant to Rule 504 of the Securities and Exchange Commission, but is not limited to this use. To the extent that Rule 504 and the use of SCOR are unavailable to the Company due to its status as a "blank check" company, the use of Form U-7 will also be unavailable in this regard.

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc., ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability for the small business issuer to these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Research and Development Expenses.
----------------------------------

         None; not applicable.

Number of Employees.
--------------------

          None.

Item 2.  Description of Property.
         ------------------------

          Other than cash in the amount of approximately $1,156 at October 31, 1998, the Company has no appreciable assets, property or business. The Company rents office space from a non-affiliated individual for $50 per month, which is paid in one $300 payment every six months. Other than this arrangement, there are no preliminary agreements or understandings with respect to any office facility. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Utah and, recently, in the State of Nevada, and with preparing its Registration Statement on Form 10-SB, as amended, the accompanying financial statements and the Company's periodic reports under the 1934 Act. These activities have consumed an insignificant amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by the stockholders named under the caption "Recent Sales of Unregistered Securities," below, may have a substantial adverse impact on any such public market.

          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of an aggregate of 9,010,002 "unregistered" and "restricted" post-split shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 191.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------


                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Michelle Wheeler      2/26/98            2,000,000(1)         Services
                      2/27/96                  334(1)         Services

Jeff Taylor           2/26/98            2,000,000(1)         Services
                      2/27/96                  334(1)         Services

Steven D. Moulton     2/26/98            2,000,000(1)         Services
                      2/26/98            3,000,000            $10,000

Wasatch Consulting    2/27/96                7,667            Services

B. W. Blackstone, Ltd.2/27/96                1,667            Services(2)


          (1) These shares were valued at fair market value of $0.003 per share.

          (2) B.W. Blackstone, Ltd., is the "doing business as" name of an individual who is not affiliate of the Company, and who assisted the Company with its court-ordered stockholder meeting in 1996. B.W. Blackstone is not affiliated with any director, executive officer or principal stockholder of the Company. See the heading "Business Development" of this Registration Statement.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

          Upon the effectiveness of its Registration Statement on Form 10-SB, as amended, on or about June 5, 1998, the Company became subject to the periodic reporting obligations of Section 13 of the 1934 Act. This Section requires the Company to file (i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. These reporting requirements may deter potential reorganization candidates that are not willing to undergo the public and agency scrutiny resulting therefrom.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing;
making the requisite filings with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture; paying its monthly office rental of $50 and the monthly salary of Steven D. Moulton ($750 per month); and principal and interest on the $10,000 loan from a stockholder in the event that such stockholder makes demand therefor. Management believes that its cash on hand of $1,156 as of October 31, 1998, will be insufficient to meet these expenses for the next 12 months; and additional funding will likely have to be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management does not intend to raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock. Nor does the Company intend to undertake any offering of its securities under Regulation S of the Securities and Exchange Commission. As of the date of this Report, the Company has not begun seeking any acquisition and there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of any acquisition or merger candidate.

          Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Results of Operations.
----------------------
           Revenues for the fiscal years ended October 31, 1998 and 1997, were $0 and $0, respectively.

          The Company had a net loss of $40,345 (a loss of $0.00 per share) during the fiscal year ended October 31, 1998, and a net loss of $114 (a loss of $0.00 per share), for the fiscal year ended October 31, 1997.

Liquidity.
----------

          The Independent Auditors' Report, dated November 24, 1998, accompanying the Company's audited financial statements for the period ended October 31, 1998 and 1997, express substantial doubt as to the Company's ability to continue as a going concern. This is due to the fact that the Company is a development stage company with no significant operating results to date.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          October 31, 1998, and 1997

          Independent Auditors' Report

          Balance Sheet - October 31, 1998

          Statements of Operations for the Years Ended
          October 31, 1998 and 1997, and from Inception on December 26, 1986, through October 31, 1998

          Statements of Stockholders' Equity (Deficit), from Inception on December 26, 1986, through
          October 31, 1998

          Statements of Cash Flows for the Years Ended
          October 31, 1998 and 1997, and from Inception on December 26, 1986, through October 31, 1998

          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in May of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------

Steven D. Moulton    President          11/97          *
                     Secretary/          2/96        11/97
                     Treasurer           2/96        11/97
                     Director            2/96          *

Jeff Taylor          Vice President      2/96          *
                     Director            2/96          *

Michelle Wheeler     President           2/96        11/97
                     Secretary/         11/97          *
                     Treasurer          11/97          *
                     Director            2/96          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Steven D. Moulton, Director and President.  Mr. Moulton is
36 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1995 until his resignation on December 24, 1998, he served as director and Secretary/Treasurer of Icon Systems, Inc. Since 1996, he has served as director and executive officer of the Company (director and Secretary/Treasurer and later as President) and Wasatch International Corporation (director and President). Mr. Moulton resigned from his positions with Wasatch International Corporation in July, 1996. With the exception of Icon, Sagitta Ventures, Omni International Corporation and Wasatch International Corporation, none of these companies was subject to the reporting requirements of the Securities and Exchange Commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995.

          Jeff Taylor, Director and Vice President. Mr. Taylor is 32 years of age. He graduated from Hiram Johnson High School in Sacramento, California, in 1983. From 1988 to 1991, he was employed as an auto painter at Fabrication Specialties in Sacramento. In 1991, Mr. Taylor moved his family to Utah. Mr. Taylor has an A.S. degree from Utah Valley State College and is currently enrolled in the College of Nursing at the University of Utah. He plans to pursue a masters degree in Nurse Anesthesia. From 1996, until his resignation on December 24, 1998, Mr. Taylor served as Vice President of Icon Systems, Inc.

          Michelle Wheeler, Director and Secretary/Treasurer. Ms. Wheeler, age 31, is a 1991 graduate of the University of Utah, where she received a B.S. degree in Communications. From July, 1991 through January, 1994, she was a reservation agent for Delta Airlines in Salt Lake City, Utah. Since then, she has been a homemaker. Ms. Wheeler has NASD series 6 and 63 licenses.
From 1996, until her resignation on December 24, 1998, Ms. Wheeler served as President of Icon Systems, Inc.

Significant Employees.
----------------------

          The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Commission on or about May 19, 1998.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Steven D.
Moulton     10/31/96    0     0     0     0      0     0   0
President,  10/31/97    0     0     0     0      0     0   0
Director    10/31/98 5250    0     0 2000000(2) 0     0   0

Jeff Taylor 10/31/96    0     0     0     0      0     0   0
V.President 10/31/97    0     0     0     334(1) 0     0   0
Director    10/31/98    0     0     0 2000000(2) 0     0   0

Michelle
Wheeler     10/31/96    0     0     0     0      0     0   0
Secretary/
Treasurer   10/31/97    0     0     0     334(1) 0     0   0
Director    10/31/98    0     0     0 2000000(2) 0     0   0

     (1)     In February, 1996, 8,334 post-split "unregistered and
             "restricted" shares of the Company's common stock were issued to these persons in consideration for services rendered:  7,667 shares to Wasatch Consulting Group, Inc.; and, 334 shares to each
             Michelle Wheeler and Jeff Taylor.  These shares have been
             arbitrarily valued at par value per share.

     (2)     In February, 1998, 2,000,000 post-split "unregistered" and
             "restricted" shares of the Company's common stock were issued to each of these persons in consideration of services rendered. These shares have been arbitrarily valued at $0.003 per share.



         Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 1998 and 1997. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. From February through April, 1998, Steven D. Moulton received a salary of $500 per month for his services and President of the Company. This compensation was increased to $750 per month, starting in May, 1998; Mr. Moulton and the Company have not entered into any written agreement with respect to Mr. Moulton's services or the compensation that he receives therefor.

           There are no plans whereby the Company would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
--------------------------

          In March, 1998, Michelle Wheeler and Jeff Taylor were compensated $100 each for their participation in a meeting of the Company's Board of Directors. However, there are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          Although Ms. Wheeler and Mr. Taylor were compensated $100 each in March, 1998, for participation in a Board of Directors meeting, there are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

           Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of October 31, 1998. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Steven D. Moulton              5,307,679(1)                 57%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Jeff Taylor                    2,000,334                    21%
1879 Siggard Drive
Salt Lake City, Utah  84106

Michelle Wheeler               2,000,334                    21%
4817 S. Fortuna Way
Salt Lake City, Utah  84127
                                ---------                   -----
          TOTALS               9,308,347                    99%


        (1) Steven D. Moulton is the President, director and 9% shareholder of Wasatch Consulting Group, which is the record holder of 7,667 shares of the Company's common stock. These shares have been added to the ownership totals for Mr. Moulton. Wasatch Consulting is a business consultant specializing is mergers and acquisitions consulting. It assisted the Company with its court-ordered stockholder meeting in 1996, and has also rendered consulting services to Icon Systems, Inc. There are no preliminary understandings or agreements between the Company and Wasatch Consulting with respect to consulting services to be rendered in the future.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of October 31, 1998. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Steven D. Moulton              5,307,679(1)                 57%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Jeff Taylor                    2,000,334                    21%
1879 Siggard Drive
Salt Lake City, Utah  84106

Michelle Wheeler               2,000,334                    21%
4817 S. Fortuna Way
Salt Lake City, Utah  84127
                                ---------                   -----
All directors and executive
officers as a group (3)        9,308,347                    99%


     (1) Steven D. Moulton is the President, director and 9% shareholder of Wasatch Consulting Group, which is the record holder of 7,667 shares of the Company's common stock. These shares have been added to the ownership totals for Mr. Moulton.

Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

           There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers has received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered. Steven D. Moulton has received an aggregate of 5,300,012 "unregistered" and "restricted" post-split shares in consideration of services rendered and the sum of $10,000. See the caption "Executive Compensation" of this Report. In addition, Wasatch Consulting Group, Inc., which may be deemed to be an affiliate of Mr. Moulton, has loaned the Company the sum of $10,000. This loan, which is not evidenced by any promissory note or other writing, is payable on demand and bears interest at the rate of 12% per year. The purpose of the loan was to fund the Company's operating expenses for the 12 months following the date of the loan, including payment of legal and accounting fees incurred in connection with the preparation of the Company's Registration Statement on Form 10-SB, as amended, and the reports that are to be filed under the 1934 Act, and payment of Mr. Moulton's salary and office rental.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that Mr. Moulton may be deemed to be a parent by virtue of his stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None during the past two years.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB,          Part I
filed April 6, 1998**

Registration Statement on Form 10-SB-A1,       Part I
filed August 17, 1998**

Registration Statement on Form 10-SB-A2,       Part I
filed October 20, 1998**

Quarterly Report on Form 10-QSB for the        Part I
quarterly period ended April 30, 1998,
filed July 20, 1998

Quarterly Report on Form 10-QSB for the        Part I
quarterly period ended July 31, 1998,
filed September 1, 1998

Quarterly Report on Form 10-QSB-A1             Part I
for the quarterly period ended July 31,
1998, filed October 20, 1998

          (ii)

Exhibit
Number               Description
------               -----------

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.



                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIERRA HOLDINGS GROUP, INC.



Date: 1-26-99                  By  /s/ Steven D. Moulton
      --------------              --------------------------------------
                                  Steven D. Moulton, Director and
                                  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  SIERRA HOLDINGS GROUP, INC.



Date:     1-26-99                  By   /s/ Steven D. Moulton
     -------------                ------------------------------------
                                  Steven D. Moulton, Director and
                                  President



Date:  1-26-99                 By    /s/ Jeff Taylor
      -------------               ------------------------------------
                                  Jeff Taylor, Director and Vice
                                  President


Date: 1-26-99                  By   /s/ Michelle Wheeler
      --------------              -------------------------------------
                                  Michelle Wheeler, Director and
                                  Secretary/Treasurer

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                         October 31, 1998 and 1997

INDEPENDENT AUDITORS  REPORT



The Board of Directors
Sierra Holdings Group, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Sierra Holdings Group, Inc. (a development stage company) as of October 31, 1998 and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended October 31, 1998 and 1997 and for the period from inception on December 26, 1986 through October 31, 1998. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Holdings Group, Inc. (a development stage company) as of October 31, 1998 and the results of its operations and its cash flows for the years ended October 31, 1998 and 1997 and from inception on December 26, 1986 through October 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
November 24, 1998

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS

                                                     October 31,
                                                      1998
CURRENT ASSETS

 Cash                                                $    1,156

  Total Current Assets                                    1,156

  TOTAL ASSETS                                       $    1,156

LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $      615
 Shareholder loan payable (Note 2)                       10,000
 Accrued interest payable                                   575

  Total Liabilities                                      11,190

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 100,000,000 shares
  authorized of $0.001 par value,
  9,326,744 shares issued and outstanding                 9,327
 Capital in excess of par value                          78,950
 Deficit accumulated during the development stage       (98,311)

  Total Stockholders  Equity (Deficit)                  (10,034)

  TOTAL LIABILITIES, AND STOCKHOLDERS  EQUITY (DEFICIT) $ 1,156

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                                      From
                                                     Inception on
                                                     December 26,
                              For the Years Ended    1986 Through
                                  October 31,         October 31,
                             1998         1997          1998
REVENUES                    $   -        $   -       $   -

EXPENSES                        40,345          114      98,311

NET LOSS                    $  (40,345)  $     (114) $  (98,311)

BASIC LOSS PER SHARE        $    (0.00)  $    (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                   6,268,234       18,132

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                              Deficit
                                                            Accumulated
                                                Capital in   During the
                                Common Stock     Excess of  Development
                              Shares     Amount  Par Value     Stage
Balance at inception
 on December 26, 1986         -        $  -       $  -       $  -

Shares issued for cash
 at $7.50 per share           667           1      4,999        -

Partial liquidating
 dividend - April 17, 1987    -           -       (2,484)       -

Net loss for the year ended
 October 31, 1987             -           -          -         (910)

Balance, October 31, 1987     667           1      2,515       (910)

Net loss for the year ended
 October 31, 1988             -           -          -       (1,701)

Balance, October 31, 1988     667           1      2,515     (2,611)

Net income for the year ended
 October 31, 1989             -           -          -          251

Balance, October 31, 1989     667           1      2,515     (2,360)

Contribution and
cancellation of shares
 by officers of the Company  (465)        -          -          -

Shares issued for services
 valued at $3.00 per share  1,697           2      5,088        -

Expenses paid on behalf
 of the Company by a
 shareholder                  -           -          304        -

Net loss for the year ended
 October 31, 1990             -           -          -       (5,650)

Balance, October 31, 1990   1,899           3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991             -           -          -         (100)

Balance,  October 31, 1991  1,899     $     3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share  2,900           3      8,697        -

Shares issued in
 acquisition of Nature
 Talks Corp. valued at
 $3.00 per share            3,333           3      9,997        -

Net loss for the year ended
 October 31, 1992             -           -          -      (19,275)

Balance, October 31, 1992   8,132           9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993             -          -           -         (100)

Balance, October 31, 1993   8,132          9      26,601    (27,485)

Net loss for the year ended
 October 31, 1994             -          -           -         (100)

Balance, October 31, 1994   8,132          9      26,601    (27,585)

Net loss for the year ended
 October 31, 1995             -          -           -         (107)

Balance, October 31, 1995   8,132          9      26,601    (27,692)

Shares issued for services
 valued at $3.00 per share 10,000         10      29,990        -

Expenses paid on behalf of
 the company by a
 shareholder                  -          -           667        -

Net loss for the year ended
 October 31, 1996             -          -           -      (30,160)

Balance, October 31, 1996  18,132         19      57,258    (57,852)

Net loss for the year ended
 October 31, 1997             -          -           -         (114)

Balance, October 31, 1997  18,132         19      57,258    (57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split        7,375          7          (7)       -

Shares issued for cash
 at $0.01 per share       300,000        300       2,700        -

Issuance of fractional
shares for 1-for-10
reverse stock split         1,237          1          (1)       -

Shares issued for
 services valued at
 $0.003 per share       6,000,000      6,000      12,000        -

Shares issued for cash
at approximately
  $0.003 per share      3,000,000      3,000       7,000        -

Net loss for the year
ended October 31, 1998        -          -           -      (40,345)

Balance, October 31,
1998                    9,326,744    $ 9,327   $  78,950   $(98,311)

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                                    From
                                                                 Inception on
                                                                 December 26,
                                           For the Years Ended   1986 Through
                                                October 31,       October 31,
                                          1998          1997         1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                                 $  (40,345) $     (114) $  (98,311)
 Adjustments to reconcile net loss to
 net cash (used) by operating activities:
  Depreciation and amortization                  -           -         3,496
  Stock issued for services                   18,000         -        71,790
 Changes in assets and liabilities:
  (Increase) in organization costs               -           -        (1,065)
  Increase in accounts payable                   126          14         615
  Increase in accrued interest payable           375         -           575
  Increase in taxes payable                      -           100         -

  Net Cash (Used) by
   Operating Activities                      (21,844)        -       (22,900)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of equipment                           -           -        (4,887)

  Net Cash (Used) by
   Investing Activities                          -           -        (4,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Disbursement of partial liquidating
  dividend                                       -           -        (2,484)
 Capital contributed by stockholders             -           -           971
 Non-cash sale of video cassettes                -           -          (369)
 Issuance of common stock                     13,000         -        18,000
 Proceeds of loan from shareholder            10,000         -        12,825

  Net Cash Provided by
   Financing Activities                   $   23,000     $   -    $   28,943

NET INCREASE IN CASH                      $    1,156     $   -    $    1,156

CASH AT BEGINNING OF PERIOD                      -           -           -

CASH AND END OF PERIOD                    $    1,156     $   -    $    1,156

Cash Payments For:

 Income taxes                             $      -       $   -    $      -
 Interest                                 $      -       $   -    $      -

Non-Cash Financing Activities:

 Exchange of video cassettes in lieu
  of note payable                         $      -       $   -    $      369

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         October 31, 1998 and 1997

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

  On February 13, 1998, Sierra International, Inc. merged with Sierra Holdings Group, Inc. changing the Company s state of incorporation from Utah to Nevada and its name to Sierra Holdings Group, Inc.
  (SHG). Accordingly, SHG became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of the Company with no adjustment to the basis of the Company s assets or liabilities assumed by SHG. For legal purposes, SHG was the surviving entity.

  b.  Accounting Method

  The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted an October 31 year end.

  c.  Basic Loss Per Share

  The computations of basic loss per share of common stock are based on the weighted average number of shares issued and outstanding during the period of the financial statements.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

  A shareholder loaned the Company $10,000 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually. Accrued interest payable at October 31, 1998 was $575.

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

  During the four months ended February 28, 1998, the Company issued
  7,375 fractional shares of common stock as a result of the 300-to-1 reverse stock split. The Company also issued 300,000 post reverse stock split shares of common stock for $3,000 cash. In addition, the Company issued 1,237 fractional shares of common stock as a result of the 10-to-1 reverse stock split. Finally, 6,000,000 post-split shares of common stock were issued for services valued at $18,000 and 3,000,000 post-split shares of common stock were issued for $10,000 cash.