Form 10QSB
period 1999-01-31
SIERRA HOLDINGS GROUP INC
filed 1999-02-25
CIK 1059137

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1999

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

                            4843 Wallace Lane
                        Salt Lake City, Utah 84117
                        ---------------------------
                 (Address of Principal Executive offices)

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

(1) Yes  X  No                (2) Yes       No  X
        ---   ---                    ---      ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.



                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             January 31, 1999

                                 9,326,744

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                  January 31, 1999 and October 31, 1998

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                            Balance Sheets

                                  ASSETS

                                         January 31,   October 31,
                                            1999           1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $    3,517  $    1,156

  Total Current Assets                        3,517       1,156

  TOTAL ASSETS                           $    3,517  $    1,156


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    3,072  $      615
 Shareholder loan payable (Note 2)           16,500      10,000
 Accrued interest payable                       905         575

  Total Liabilities                          20,477      11,190

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 100,000,000 shares
  authorized of $0.001 par value,
  9,326,744 shares issued and
  outstanding                                 9,327       9,327
 Capital in excess of par value              78,950      78,950
 Deficit accumulated during development
  stage                                    (105,237)    (98,311)

  Total Stockholders  Equity (Deficit)      (16,960)    (10,034)

  TOTAL LIABILITIES, AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $    3,517  $    1,156

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                       From
                                                   Inception on
                                                   December 26,
                       For the Three Months Ended  1986 Through
                               January 31,          October 31,
                            1999         1998          1999
REVENUES                    $   -      $     -      $    -

EXPENSES                         6,926       10,086    (105,237)

NET LOSS                    $   (6,926)$    (10,086)$  (105,237)

BASIC LOSS PER SHARE        $    (0.00)$      (0.09)

WEIGHTED AVERAGE NUMBER
 OF SHARES                   9,327,744      118,132

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                              Capital in   During the
                             Common Stock      Excess of  Development
                         Shares      Amount    Par Value     Stage
Balance at inception
 on December 26, 1986         -     $    -     $  -       $  -

Shares issued for cash
 at $7.50 per share           667        1      4,999        -

Partial liquidating
 dividend - April 17, 1987    -          -     (2,484)       -

Net loss for the year ended
 October 31, 1987             -          -        -         (910)

Balance, October 31, 1987     667        1      2,515       (910)

Net loss for the year ended
 October 31, 1988             -          -        -       (1,701)

Balance, October 31, 1988     667        1      2,515     (2,611)

Net income for the year ended
 October 31, 1989             -          -        -          251

Balance, October 31, 1989     667        1      2,515     (2,360)

Contribution and cancellation
 of shares by officers of the
 Company                     (465)       -        -          -

Shares issued for services
 valued at $3.00 per share  1,697        2      5,088        -

Expenses paid on behalf of
 the Company by a
 shareholder                  -          -        304        -

Net loss for the year ended
 October 31, 1990             -          -        -       (5,650)

Balance, October 31, 1990   1,899        3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991             -          -        -         (100)

Balance,  October 31, 1991  1,899   $    3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share  2,900        3      8,697        -

Shares issued in
 acquisition of Nature
 Talks Corp. valued at
 $3.00 per share            3,333        3      9,997        -

Net loss for the year ended
 October 31, 1992             -          -        -      (19,275)

Balance, October 31, 1992   8,132        9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993             -          -        -         (100)

Balance, October 31, 1993   8,132        9     26,601    (27,485)

Net loss for the year ended
 October 31, 1994             -          -        -         (100)

Balance, October 31, 1994   8,132        9     26,601    (27,585)

Net loss for the year ended
 October 31, 1995             -          -        -         (107)

Balance, October 31, 1995   8,132        9     26,601    (27,692)

Shares issued for services
 valued at $3.00 per share 10,000       10     29,990        -

Expenses paid on behalf of
 the company by a shareholder -          -        667        -

Net loss for the year ended
 October 31, 1996             -          -        -      (30,160)

Balance, October 31, 1996  18,132       19     57,258    (57,852)

Net loss for the year ended
 October 31, 1997             -          -        -         (114)

Balance, October 31, 1997  18,132    $  19  $  57,258   $(57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split        7,375        7         (7)       -

Shares issued for cash
 at $0.01 per share       300,000      300      2,700        -

Issuance of fractional
 shares for 1-for-10
 reverse stock split        1,237        1         (1)       -

Shares issued for
 services valued at
 $0.003 per share       6,000,000    6,000     12,000        -

Shares issued for cash
 at approximately
 $0.003 per share       3,000,000    3,000      7,000        -

Net loss for the year ended
 October 31, 1998          -           -          -      (40,345)

Balance,
 October 31, 1998       9,326,744    9,327     78,950    (98,311)

Net loss for the three
 months ended January
 31, 1999 (unaudited)      -           -          -       (6,926)

Balance for the three
 months ended January
 31, 1999 (unaudited)   9,326,744  $ 9,327    $78,950  $(105,237)

                       SIERRA HOLDINGS GROUP, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                       From
                                                   Inception on
                                                   December 26,
                       For the Three Months Ended  1986 Through
                               January 31,          October 31,
                            1999         1998          1999
CASH FLOWS FROM OPERATING
 ACTIVITIES


 Net loss                   $   (6,926) $   (10,086) $(105,237)
 Adjustments to reconcile
 net loss to net cash (used)
 by operating activities:
  Depreciation and amortization    -            -        3,496
  Stock issued for services        -            -       71,790
 Changes in assets and liabilities:
  Increase in organization costs   -            -       (1,065)
  Increase in accounts payable   2,458       10,086      3,072
  Increase in accrued interest
  payable                          330          -          905
  Increase in taxes payable        -            -          -

  Net Cash (Used) by
   Operating Activities         (4,138)         -      (27,039)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of equipment             -            -       (4,887)

  Net Cash (Used) by
   Investing Activities            -            -       (4,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Disbursement of partial
  liquidating dividend             -            -        (2,484)
 Capital contributed by
  stockholders                     -            -           971
 Non-cash sale of video cassettes  -            -          (369)
 Issuance of common stock          -          3,000      18,000
 Proceeds of loan from
  shareholder                    6,500          -        19,325

  Net Cash Provided by
   Financing Activities     $    6,500  $     3,000    $ 35,443

NET INCREASE IN CASH        $    2,362  $     3,000    $  3,517

CASH AT BEGINNING OF PERIOD      1,155          -           -

CASH AND END OF PERIOD      $    3,517  $     3,000    $  3,517

Cash Payments For:

 Income taxes               $      -    $       -      $    -
 Interest                   $      -    $       -      $    -

Non-Cash Financing Activities:

 Exchange of video
  cassettes in lieu
  of note payable           $      -    $       -      $    369

                        SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                   January 31, 1999 and October 31, 1998

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

NOTE 2 - RELATED PARTY TRANSACTIONS

  A shareholder loaned the Company $16,500 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually. Accrued interest payable at January 31, 1999 and October 31, 1998 was $591 and $575, respectively.

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

  During the year ended October 31, 1998, the Company issued 7,375 fractional shares of common stock as a result of the 300-to-1 reverse stock split. The Company also issued 300,000 post reverse stock split shares of common stock for $3,000 cash. In addition, the Company issued 1,237 fractional shares of common stock as a result of the 10-to-1 reverse stock split. Finally, 6,000,000 post-split shares of common stock were issued for services valued at $18,000 and 3,000,000 post-split shares of common stock were issued for $10,000 cash.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended January 31, 1999. During this period, the Company received no revenues. During the same period, total expenses were $6,926; the Company incurred a loss from operations of ($6,926) during the three months ended January 31, 1999.

          The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $3,517 at January 31, 1999, will not be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

          During the quarterly period ended January 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss from operations of ($6,926).

Liquidity.

          At January 31, 1999, the Company had total current assets of $3,517 and total liabilities of $20,477.

Year 2000.

          The Company presently has no material operations, and is presently seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

         In seeking out a merger or acquisition target, the Company will take into account the ways in which the Year 2000 may materially affect the operations of any such target. However, until such an entity has been identified, management can not accurately predict how (if at all) the Year 2000 issue may affect the operations of the reorganized Company. At such time as the Company completes such a reorganization, it will timely disclose all material Year 2000 issues in the appropriate filing with the Securities and Exchange Commission.

         For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.

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

                                        SIERRA HOLDINGS GROUP, INC.


Date: 2/24/99                           By:/s/Steven D. Moulton
                                           Steven D. Moulton
                                           Director and President


Date: 2/24/99                           By:/s/Michelle Wheeler
                                           Michelle Wheeler
                                           Director and
                                           Secretary/Treasurer