Form 10QSB
period 1999-04-30
SIERRA HOLDINGS GROUP INC
filed 1999-05-20
CIK 1059137

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999

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

                             April 30, 1999

                                 10,076,744

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

                   SIERRA HOLDINGS GROUP, INC.
                  (A Development Stage Company)
                          Balance Sheets

ASSETS

                                              April 30,        October 31,
                                                 1999             1998
                                               (Unaudited)
CURRENT ASSETS

 Cash                                    $              2,478   $    1,156

  Total Current Assets                                  2,478        1,156

  TOTAL ASSETS                           $              2,478   $    1,156

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $              1,107   $      615
 Accrued interest payable                               1,495          575
 Shareholder loan payable (Note 2)                     23,000       10,000

  Total Liabilities                                    25,602       11,190

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 10,076,744 and 9,326,744 shares
  issued and outstanding, respectively                 10,077        9,327
 Capital in excess of par value                        85,700       78,950
 Deficit accumulated during the development stage    (118,901)     (98,311)

  Total Stockholders' Equity (Deficit)                (23,124)     (10,034)

  TOTAL LIABILITIES, AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $              2,478   $    1,156

                  SIERRA HOLDINGS GROUP, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                      From
                                                                 Inception on
                                   For the         For the       December 26,
                             Six Months Ended Three Months Ended 1986 Through
                                  April 30,       April 30,        April 30,
                              1999      1998    1999       1998       1999
REVENUES                   $     -    $    -   $     -   $      -   $    -

EXPENSES                     (20,590)  (28,152)  (13,664)    (7,941) (118,901)

NET LOSS                   $ (20,590) $(28,152)$ (13,664)$   (7,941)$(118,901)

LOSS PER SHARE             $   (0.00) $  (0.00)$   (0.00)$    (0.00)

                    SIERRA HOLDINGS GROUP, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                              Capital in   During the
                             Common Stock      Excess of  Development
                         Shares      Amount    Par Value     Stage
Balance at inception
 on December 26, 1986         -     $    -     $  -       $  -

Shares issued for cash
 at $7.50 per share           667        1      4,999        -

Partial liquidating
 dividend - April 17, 1987    -          -     (2,484)       -

Net loss for the year ended
 October 31, 1987             -          -        -         (910)

Balance, October 31, 1987     667        1      2,515       (910)

Net loss for the year ended
 October 31, 1988             -          -        -       (1,701)

Balance, October 31, 1988     667        1      2,515     (2,611)

Net income for the year ended
 October 31, 1989             -          -        -          251

Balance, October 31, 1989     667        1      2,515     (2,360)

Contribution and cancellation
 of shares by officers of the
 Company                     (465)       -        -          -

Shares issued for services
 valued at $3.00 per share  1,697        2      5,088        -

Expenses paid on behalf of
 the Company by a
 shareholder                  -          -        304        -

Net loss for the year ended
 October 31, 1990             -          -        -       (5,650)

Balance, October 31, 1990   1,899        3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991             -          -        -         (100)

Balance,  October 31, 1991  1,899   $    3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share  2,900        3      8,697        -

Shares issued in
 acquisition of Nature
 Talks Corp. valued at
 $3.00 per share            3,333        3      9,997        -

Net loss for the year ended
 October 31, 1992             -          -        -      (19,275)

Balance, October 31, 1992   8,132        9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993             -          -        -         (100)

Balance, October 31, 1993   8,132        9     26,601    (27,485)

Net loss for the year ended
 October 31, 1994             -          -        -         (100)

Balance, October 31, 1994   8,132        9     26,601    (27,585)

Net loss for the year ended
 October 31, 1995             -          -        -         (107)

Balance, October 31, 1995   8,132        9     26,601    (27,692)

Shares issued for services
 valued at $3.00 per share 10,000       10     29,990        -

Expenses paid on behalf of
 the company by a shareholder -          -        667        -

Net loss for the year ended
 October 31, 1996             -          -        -      (30,160)

Balance, October 31, 1996  18,132       19     57,258    (57,852)

Net loss for the year ended
 October 31, 1997             -          -        -         (114)

Balance, October 31, 1997  18,132    $  19  $  57,258   $(57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split        7,375        7         (7)       -

Shares issued for cash
 at $0.01 per share       300,000      300      2,700        -

Issuance of fractional
 shares for 1-for-10
 reverse stock split        1,237        1         (1)       -

Shares issued for
 services valued at
 $0.003 per share       6,000,000    6,000     12,000        -

Shares issued for cash
 at approximately
 $0.003 per share       3,000,000    3,000      7,000        -

Net loss for the year ended
 October 31, 1998          -           -          -      (40,345)

Balance,
 October 31, 1998       9,326,744    9,327     78,950    (98,311)

Shares issued for
services valued at par
$0.01 per share
(unaudited)               750,000      750      6,750        -

Net loss for the six
months ended April 30,
1999 (unaudited)              -        -          -      (20,590)

Balance, April 30,
1999 (unaudited)       10,076,744  $10,077   $ 85,700  $(118,901)

                    SIERRA HOLDINGS GROUP, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)
                                                                      From
                                                                 Inception on
                                   For the         For the       December 26,
                             Six Months Ended Three Months Ended 1986 Through
                                  April 30,       April 30,        April 30,
                              1999      1998    1999       1998       1999
Cash Flows from Operating
 Activities:

  Net loss from discontinued
    operations              $(20,590)  $(28,152) $(13,664) $(7,941) $(118,901)
  Organization costs             -          -         -        -       (1,065)
  Depreciation and amortization  -          -         -        -        3,496
  Stock issued for services    7,500     18,000     7,500      -       79,290
  Increase (decrease) in
   accounts payable              493        936    (1,965)   1,425      1,107
  Increase (decrease) in taxes
    payable                      -         (200)      -        -          -
  Increase (decrease) in
   interest payable              920        -         590      -        1,495

      Cash Provided (Used) by
      Operating Activities   (11,677)    (9,416)   (7,539)  (6,516)   (34,578)

Cash Flows from Investing
 Activities:

  Purchase of equipment          -          -         -        -       (4,887)

      Cash Provided (Used) by
      Investing Activities       -          -         -        -       (4,887)

Cash Flows from Financing
 Activities:

  Disbursement of partial
   liquidating dividend          -          -         -        -       (2,484)
  Capital contributed by
  stockholders                   -          -         -        -          971
  Non-cash sale of video
  cassettes                      -          -         -        -         (369)
  Issuance of common stock       -       13,000       -        -       18,000
  Proceeds of loan from
  shareholder                 13,000     10,000     6,500      -       25,825

      Cash Provided (Used) by
      Financing Activities   $13,000    $23,000   $ 6,500  $   -    $  41,943

NET INCREASE (DECREASE)
 IN CASH                     $ 1,323    $13,584   $(1,039) $(6,516) $   2,478

CASH AT BEGINNING OF
 PERIOD                        1,155        -       3,517   20,100        -

CASH AT END OF PERIOD        $ 2,478    $13,584   $ 2,478  $13,584  $   2,478

Cash Payments For:

  Income taxes               $   -      $   -     $   -    $   -    $     -
  Interest                   $   -      $    75   $   -    $   -    $      75

Non-Cash Financing Activities:

  Exchange of video cassettes
   in lieu of note payable   $   -      $   -     $   -    $   -    $     369

                  SIERRA HOLDINGS GROUP, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              April 30, 1999 and October 31, 1998


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

  At a meeting on November 18, 1997, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 300 shares outstanding, with no stockholders' holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split. On November 26, 1997, the Company changed its name to Sierra International, Inc.

  At a meeting on February 9, 1998, the shareholders approved a proposal to reverse stock split the outstanding common shares at a rate of 1 share for every 10 shares outstanding, with no stockholders' holdings to be reduced below 50 shares as a result of such reverse split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

  A shareholder loaned the Company $23,000 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually. Accrued interest payable at April 30, 1999 and October 31, 1998 was $1,495 and $575, respectively.

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended April 30, 1999. During this period, the Company received no revenues. During the same period, total expenses were $13,664; the Company incurred a loss from operations of ($13,664) for the three months ended April 30, 1999. For the six months ended April 30, 1999, the Company received no revenues with total expenses of $20,590 for a net loss of ($20,590).

          The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $2,478 at April 30, 1999, will not be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

          During the quarterly period ended April 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss from operations of ($13,664), compared with the three months ended April 30, 1998 of total revenues of $0 and a loss from operations of ($7,941).

Liquidity.

          At April 30, 1999, the Company had total current assets of $2,478 and total liabilities of $25,602.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On February 9, 1999, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission for 750,000 shares in consideration of non-capital raising services pursuant to a Consultant Compensation Agreement dated February 4, 1999, the shares were valued at $.01 per share.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIERRA HOLDINGS GROUP, INC.


Date: 5/19/99                           By:/s/Steven D. Moulton
                                           Steven D. Moulton
                                           Director and President


Date: 5/19/99                           By:/s/Michelle Wheeler
                                           Michelle Wheeler
                                           Director and
                                           Secretary/Treasurer