Form 10QSB
period 1999-07-31
SIERRA HOLDINGS GROUP INC
filed 1999-08-25
CIK 1059137

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

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

                              July 31, 1999

                                 10,076,921

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

               July 31, 1999 and October 31, 1998

SIERRA HOLDINGS GROUP, INC.
(A Development Stage Company)
Balance Sheets

                                 ASSETS
                                               July 31,      October 31,
                                                 1999            1998
                                               (Unaudited)
CURRENT ASSETS
 Cash                                    $              1,509 $         1,156

  Total Current Assets                                  1,509           1,156

  TOTAL ASSETS                           $              1,509 $         1,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $                538 $           615
 Accrued interest payable                               2,185             575
 Shareholder loan payable (Note 2)                     23,000          10,000

  Total Liabilities                                    25,723          11,190

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 10,076,921 and 9,326,744 shares
  issued and outstanding, respectively                 10,077           9,327
 Capital in excess of par value                        85,700          78,950
 Deficit accumulated during the development stage    (119,991)        (98,311)

  Total Stockholders' Equity (Deficit)                (24,214)        (10,034)

  TOTAL LIABILITIES, AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $              1,509 $         1,156

                  SIERRA HOLDINGS GROUP, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                     From
                                                                 Inception on
                         For the            For the              December 26,
                     Nine Months Ended  Three Months Ended       1986 Through
                         July 31,           July 31,               July 31,
                     1999        1998     1999        1998           1999
REVENUES            $       -    $     -    $     -    $     -   $   -

EXPENSES                (21,680)   (31,837)    (1,090)   (3,685)   (119,991)

NET LOSS            $   (21,680) $ (31,837) $  (1,090) $ (3,685) $ (119,991)

LOSS PER SHARE      $     (0.00) $   (0.00) $   (0.00) $  (0.00)

                     SIERRA HOLDINGS GROUP, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                                                            Deficit
                                                          Accumulated
                                              Capital in   During the
                             Common Stock      Excess of  Development
                         Shares      Amount    Par Value     Stage
Balance at inception
 on December 26, 1986         -     $    -     $  -       $  -

Shares issued for cash
 at $7.50 per share           667        1      4,999        -

Partial liquidating
 dividend - April 17, 1987    -          -     (2,484)       -

Net loss for the year ended
 October 31, 1987             -          -        -         (910)

Balance, October 31, 1987     667        1      2,515       (910)

Net loss for the year ended
 October 31, 1988             -          -        -       (1,701)

Balance, October 31, 1988     667        1      2,515     (2,611)

Net income for the year ended
 October 31, 1989             -          -        -          251

Balance, October 31, 1989     667        1      2,515     (2,360)

Contribution and cancellation
 of shares by officers of the
 Company                     (465)       -        -          -

Shares issued for services
 valued at $3.00 per share  1,697        2      5,088        -

Expenses paid on behalf of
 the Company by a
 shareholder                  -          -        304        -

Net loss for the year ended
 October 31, 1990             -          -        -       (5,650)

Balance, October 31, 1990   1,899        3      7,907     (8,010)

Net loss for the year ended
 October 31, 1991             -          -        -         (100)

Balance,  October 31, 1991  1,899   $    3  $   7,907   $ (8,110)

Shares issued for services
 valued at $3.00 per share  2,900        3      8,697        -

Shares issued in
 acquisition of Nature
 Talks Corp. valued at
 $3.00 per share            3,333        3      9,997        -

Net loss for the year ended
 October 31, 1992             -          -        -      (19,275)

Balance, October 31, 1992   8,132        9     26,601    (27,385)

Net loss for the year ended
 October 31, 1993             -          -        -         (100)

Balance, October 31, 1993   8,132        9     26,601    (27,485)

Net loss for the year ended
 October 31, 1994             -          -        -         (100)

Balance, October 31, 1994   8,132        9     26,601    (27,585)

Net loss for the year ended
 October 31, 1995             -          -        -         (107)

Balance, October 31, 1995   8,132        9     26,601    (27,692)

Shares issued for services
 valued at $3.00 per share 10,000       10     29,990        -

Expenses paid on behalf of
 the company by a shareholder -          -        667        -

Net loss for the year ended
 October 31, 1996             -          -        -      (30,160)

Balance, October 31, 1996  18,132       19     57,258    (57,852)

Net loss for the year ended
 October 31, 1997             -          -        -         (114)

Balance, October 31, 1997  18,132    $  19  $  57,258   $(57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split        7,375        7         (7)       -

Shares issued for cash
 at $0.01 per share       300,000      300      2,700        -

Issuance of fractional
 shares for 1-for-10
 reverse stock split        1,237        1         (1)       -

Shares issued for
 services valued at
 $0.003 per share       6,000,000    6,000     12,000        -

Shares issued for cash
 at approximately
 $0.003 per share       3,000,000    3,000      7,000        -

Net loss for the year ended
 October 31, 1998          -           -          -      (40,345)

Balance,
 October 31, 1998       9,326,744    9,327     78,950    (98,311)

Issuance of fractional
shares for 1-for-10
reverse stock split           177      -          -          -

Shares issued for
services valued at par
$0.01 per share
(unaudited)               750,000      750      6,750        -

Net loss for the nine
months ended July 31,
1999 (unaudited)              -        -          -      (21,680)

Balance, July 31,
1999 (unaudited)       10,076,921 $ 10,077  $  85,700 $ (119,991)

                     SIERRA HOLDINGS GROUP, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)
                                                                     From
                                                                 Inception on
                              For the            For the         December 26,
                          Nine Months Ended  Three Months Ended  1986 Through
                              July 31,           July 31,          July 31,
                          1999        1998     1999        1998      1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss from
   discontinued operations $ (21,680) $ (31,837) $(1,090) $(3,685) $ (119,991)
  Organization costs             -          -        -        -        (1,065)
  Depreciation and amortization  -          -        -        -         3,496
  Stock issued for services    7,500     18,000      -        -        79,290
  Increase (decrease) in
   accounts payable              (76)       261     (569)    (675)        538
  Increase (decrease) in taxes
    payable                      -         (200)     -        -           -

  Increase (decrease) in
   interest payable            1,610        300      690      300       2,185

     Cash Provided (Used) by
     Operating Activities    (12,646)   (13,476)    (969)  (4,060)    (35,547)

Cash Flows from Investing
 Activities:

  Purchase of equipment          -          -        -        -        (4,887)

     Cash Provided (Used) by
     Investing Activities        -          -        -        -        (4,887)

Cash Flows from Financing
 Activities:

  Disbursement of partial
   liquidating dividend          -          -        -        -        (2,484)
  Capital contributed by
   stockholders                  -          -        -        -           971
  Non-cash sale of video
   cassettes                     -          -        -        -          (369)
  Issuance of common stock       -       13,000      -        -        18,000
  Proceeds of loan from
   shareholder                13,000     10,000      -        -        25,825

     Cash Provided (Used) by
     Financing Activities    $13,000    $23,000 $    -   $    -     $  41,943

NET INCREASE (DECREASE)
 IN CASH                     $   354    $ 9,524 $   (969)$ (4,060)  $   1,509

CASH AT BEGINNING OF
 PERIOD                        1,155        -      2,478   13,584         -

CASH AT END OF PERIOD       $  1,509    $ 9,524 $  1,509 $  9,524   $   1,509

Cash Payments For:

  Income taxes              $    -      $   -   $    -   $    -     $    -
  Interest                  $    -      $    75 $    -   $    -     $     75

Non-Cash Financing Activities:

  Exchange of video cassettes
   in lieu of note payable  $    -      $   -   $    -   $    -     $    369

                          SIERRA HOLDINGS GROUP, INC.
                         (A Development Stage Company)
                Notes to the Financial Statements
                July 31, 1999 and October 31, 1998

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

NOTE 2 -  RELATED PARTY TRANSACTIONS

  A shareholder loaned the Company $23,000 to cover operating expenses. The note payable is unsecured, due on demand and accrues interest at 12% annually. Accrued interest payable at July 31, 1999 and October 31, 1998 was $2,185 and $575,
  respectively.

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not engaged in any material operations since its inception or during the quarterly period ended July 31, 1999. During this period, the Company received no revenues. During the same period, total expenses were $1,090; the Company incurred a loss from operations of ($1,090) for the three months ended July 31, 1999. For the six months ended July 31, 1999, the Company received no revenues with total expenses of $21,680 for a net loss of ($21,680).

          The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Management expects that the Company's cash on hand of $1,509 at July 31, 1999, will not be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

          During the quarterly period ended July 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss from operations of ($1,090), compared with the three months ended July 31, 1998, in which the Company received total revenues of $0 and a loss from operations of ($3,685).

Liquidity.

          At July 31, 1999, the Company had total current assets of $1,509 and total liabilities of $25,723.

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

                                        SIERRA HOLDINGS GROUP, INC.


Date: 8/24/99                           By:/s/Steven D. Moulton
                                           Steven D. Moulton
                                           Director and President


Date: 8/24/99                           By:/s/Michelle Wheeler
                                           Michelle Wheeler
                                           Director and
                                           Secretary/Treasurer