Form 10KSB
period 1999-10-31
SIERRA HOLDINGS GROUP INC
filed 1999-12-15
CIK 1059137

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 1999

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

                    2907 Bay to Bay Blvd., #203
                        Tampa, Florida 33629
                        --------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (800) 923-8111


                     5445 South Highland Drive
                    Salt Lake City, Utah  84117
                    ---------------------------
  (Former Name or Former Address, if changed since last Report)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     1,168,574 - $1,168.57. There are approximately 1,168,574 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          October 31, 1999

                              5,576,921


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a description of the business development of Sierra Holdings Group, Inc. (the "Company"), from inception through the end of the fiscal year ended October 31, 1998, see its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, which has previously been filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Part III, Item 13 of this Report.

Business.
---------

          The Company has never engaged in any substantive business operations. However, on November 1, 1999, which is subsequent to the period covered by this Report, Steven D. Moulton, Jeff Taylor and Michelle Wheeler resigned as directors and executive officers of the Company, and the following persons were elected to the Board of Directors: Raymond B. Miller; Merle Steele; and Arthur S. Fyvolent.

          On November 2, 1999, Steven D. Moulton transferred 3,630,000 "unregistered" and "restricted" shares of the Company to four individuals and two corporations in consideration of the sum of $180,000.

          Messrs. Miller, Fyvolent and Steele were appointed to the positions of President, Vice President and Secretary/Treasurer, respectively, on November 11, 1999. In December, 1999, Mr. Fyvolent resigned these positions due to a desire to pursue other matters.

          Present management of the Company may be deemed to control InsiderStreet.com, Inc., a Florida corporation ("InsiderStreet"), which is an internet-based provider of investor relations marketing services for micro and small capitalization public companies. The Company and InsiderStreet are preparing to enter into an Agreement and Plan of Reorganization (a "Plan") by which the Company would acquire all of the issued and outstanding shares of InsiderStreet in exchange for approximately 2,480,000 "unregistered" and "restricted" shares of the Company's common stock. At the same time, the 2,480,000 shares currently held by Millennium Health Products, a Florida corporation ("Millennium"); and NEXTDigital, Inc., a Florida corporation ("NEXTDigital"), would be contributed back to the treasury of the Company. Millenium Health Products and NEXTDigital collectively own 100% of InsiderStreet's issued and outstanding shares. The consummation of any such transaction would not result in any change in the current ownership of the Company by these entities.

          The Company has not yet entered into any formal arrangement with InsiderStreet. It can provide no assurance that any Plan will be completed or that, if it is, the operations of the Company and InsiderStreet will be successful. In the event that such a transaction is completed, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing its terms.

          The above-referenced change in control of the Company was disclosed in a Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 17, 1999, and which is incorporated herein by this reference. See Part III, Item 13 of this Report.

          In anticipation of the acquisition of InsiderStreet, on October 28, 1999, the persons who at that time owned approximately 90.8% of the Company's issued and outstanding shares of common stock voted to amend the Company's Articles of Incorporation to change its name to "InsiderStreet.com, Inc.," with such name change to be effective December 21, 1999. On November 29, 1999, the Company filed with the Securities and Exchange Commission a definitive Information Statement with respect to this name change, and on November 30, 1999, the Information Statement was mailed to all of the Company's stockholders of record. The Company's definitive Information Statement is incorporated herein by this reference. See Part III, Item 13 of this Report.

          Upon the completion of any acquisition of InsiderStreet, the Company's operations would become those of InsiderStreet. However, there can be no assurance that any such acquisition will be completed or that, if it is, the operations of InsiderStreet will be successful. If the Company does not complete any acquisition of InsiderStreet, it will continue to be a "blank check" or "blind pool" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition; such an issuance would almost certainly result in a change in control of the Company. This may also result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Millennium, NEXTDigital and Merle Steele collectively own approximately 53% of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger they deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

          Each of the Company's current directors and executive officers is also a director and executive officer of InsiderStreet. Current Company policy does not prohibit related-party transactions such as the type of transaction that would occur in the event of the Company's acquisition of InsiderStreet. Involvement in any such transaction may present a conflict of interest for such individuals.

"Year 2000".
-----------

          The Company and InsiderStreet have taken all internal steps to confirm that their computer hardware and software are "Year 2000" compliant. InsiderStreet is reliant on internet access for its principal business. It has investigated all contractors with regard to their "Year 2000" readiness and has been told that they are compliant. However, there can be no guarantee that access will not be interrupted due to failure of telephone networks and servers. The Company does not believe that any anticipated acquisition of InsiderStreet will be completed before the beginning of 2000; however, any continuing adverse effect on InsiderStreet as a result of the change of year to the year 2000 would likely have an adverse effect on the Company's operating results following such acquisition.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company does not currently offer any products or services. Upon the completion of any acquisition of InsiderStreet, the Company's operations would become those of InsiderStreet.

          InsiderStreet is an internet-based provider of investor relations marketing services for micro- and small-capitalization public companies. InsiderStreet generates revenues from its fee-based services and shares of common stock that it receives as part of its compensation packages with entities for which it provides services.

          InsiderStreet currently has approximately 1000 investor/broker members and is working to build a database of 100,000 such members. It uses proactive internet marketing techniques such as targeted opt-in bulk direct e-mail, select and targeted banner advertising and continuous membership commuications. It has also built a web site portal containing information and interactive stock charting.

          InsiderStreet's base fees range from $22,000 to $200,000 per customer annually.

          The Company can provide no assurance that it will complete any acquisition of InsiderStreet. If it is unsuccessful in this regard, it will continue to be a "blank check" or "blind pool" company.

Distribution Methods of the Products or Services.
-------------------------------------------------

          None; not applicable.

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

          At least until the Company completes a merger or acquisition transaction, costs associated with filings required by the Company under
Section 12(g) of the 1934 Act and Regulation 14A of the Securities and Exchange Commission will have to be advanced by management, the Company's principal stockholders or any potential business venturer, and may further dilute the interest of the public stockholders. In the case of a merger requiring prior stockholder approval and the submission of financial statements of the Company and other party or parties to the merger, legal and accounting costs will be significantly higher, even though the adoption, ratification and the approval of any such merger will be virtually assured if recommended by current management of the Company.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Since the Company was initially incorporated, federal and state securities laws, rules and regulations have made the participation in or the conducting of an IPO substantially easier for certain small and developmental stage companies, reducing the time constraints previously involved, the legal and accounting costs and the financial periods required to be included in the financial statements. Rule 504 of Regulation D of the Securities and Exchange Commission is no longer available to "blank check" companies. Accordingly, because the Company is presently deemed to be a "blank check" company, this method of raising funds is foreclosed to it. Rule 504 is also not available to "reporting issuers," which the Company became on the effectiveness of its Registration Statement on Form 10-SB, as amended.

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

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable. In the event that the Company completes an acquisition of InsiderStreet, management believes that the operations of InsiderStreet will not be subject to any material environmental laws or regulations.

Research and Development Expenses.
----------------------------------

         None; not applicable.

Number of Employees.
--------------------

          None.

Item 2.  Description of Property.
         ------------------------

          Other than cash in the amount of approximately $1,816 at October 31, 1999, the Company has no appreciable assets, property or business. The Company uses the office of NEXTDigital in Tampa, Florida, free of charge. These facilities consist of approximately 3,200 square feet. The Company is presently seeking a new location.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        On October 28, 1999, Steven D. Moulton, Jeff Taylor and Michelle Wheeler, who collectively owned approximately 90.8% of the issued and outstanding shares of the Company's common stock, voted to amend the Company's Articles of Incorporation to change its name to "InsiderStreet.com, Inc." See the heading "Business" of the caption "Description of Business," Part I, Item 1 of this Registration Statement.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Until the quarter ended October 31, 1999, there had been no "public market" for the shares of common stock of the Company. The Company's common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc ("NASD") on September 29, 1999; however, there is no "established trading market" in these shares of common stock.

          The range of high and low bid quotations for the Company's common stock during the fourth quarter of the fiscal year ended October 31, 1999, and from November 1, 1999, to December 8, 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


September 29, 1999, through             Unpriced            Unpriced
October 31, 1999

November 1, 1999, through               12.50               8.00
December 8, 1999


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.


          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of the "unregistered" and "restricted" shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any securities of the Company during the past three years. Future sales of any of these securities or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 204.

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

Recent Sales of Unregistered Securities.
----------------------------------------


                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Wayne Hicken          2/16/99              500,000(1)         Services

Michelle Wheeler      2/26/98            2,000,000(2)         Services
                      2/27/96                  334(2)         Services

Jeff Taylor           2/26/98            2,000,000(2)         Services
                      2/27/96                  334(2)         Services

Steven D. Moulton     2/26/98            2,000,000(2)         Services
                      2/26/98            3,000,000            $10,000
                      2/16/99              250,000(1)         Services

Wasatch Consulting    2/27/96                7,667            Services

B. W. Blackstone, Ltd.2/27/96                1,667            Services(3)


          (1) These shares were issued pursuant to a Registration Statement on Form S-8 and were valued at $0.01 per share.

          (2) These shares were valued at fair market value of $0.003 per share.

          (3) B.W. Blackstone, Ltd., is the "doing business as" name of an individual who is not affiliate of the Company, and who assisted the Company with its court-ordered stockholder meeting in 1996. B.W. Blackstone is not affiliated with any director, executive officer or principal stockholder of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is enter into a reorganization agreement with InsiderStreet. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

          Upon the effectiveness of its Registration Statement on Form 10-SB, as amended, on or about June 5, 1998, the Company became subject to the periodic reporting obligations of Section 13 of the 1934 Act. This Section requires the Company to file (i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. Upon the completion of any reorganization with InsiderStreet, the Company will file a Current Report on Form 8-K disclosing such acquisition and will file consolidated financial statements with its periodic reports.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing;
making the requisite filings with the Securities and Exchange Commission; and the payment of expenses associated with the contemplated acquisition of InsiderStreet or reviewing or investigating any other potential business venture. Management believes that its cash on hand of $1,816 as of October 31, 1999, will be insufficient to meet these expenses for the next 12 months; and additional funding will likely have to be advanced by management or principal stockholders as loans to the Company. Any such loan is not expected to exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management does not intend to raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock. Nor does the Company intend to undertake any offering of its securities under Regulation S of the Securities and Exchange Commission.

Results of Operations.
----------------------

           Revenues for the fiscal years ended October 31, 1999 and 1998, were $0 and $0, respectively.

          The Company had a net loss of $18,915 (a loss of $0.00 per share) during the fiscal year ended October 31, 1999, and a net loss of $40,435 (a loss of $0.00 per share), for the fiscal year ended October 31, 1998.

Liquidity.
----------

          The Independent Auditors' Report, dated November 17, 1999, accompanying the Company's audited financial statements for the period ended October 31, 1999 and 1998, express substantial doubt as to the Company's ability to continue as a going concern. This is due to the fact that the Company is a development stage company with no significant operating results to date.

Year 2000
---------

         The Company presently has no material operations. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition. Upon the completion of the contemplated acquisition of InsiderStreet, as to which there can be no assurance, the Company will become subject to the same Year 2000 risks as InsiderStreet. See the heading "Year 2000" under the caption "Description of Business," Part I,
Item 1 of this Report.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          October 31, 1999, and 1998

          Independent Auditors' Report

          Balance Sheet - October 31, 1999

          Statements of Operations for the Years Ended
          October 31, 1999 and 1998, and from Inception on December 26, 1986, through October 31, 1999

          Statements of Stockholders' Equity (Deficit), from Inception on December 26, 1986, through
          October 31, 1999

          Statements of Cash Flows for the Years Ended
          October 31, 1999 and 1998, and from Inception on December 26, 1986, through October 31, 1999

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

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------

Raymond B. Miller    President          11/99          *
                     Director           11/99          *

Arthur S. Fyvolent   Vice President     11/99        12/99
                     Director           11/99        12/99

Merle Steele         Secretary/         11/99          *
                     Treasurer          11/99          *
                     Director           11/99          *


Steven D. Moulton    President          11/97        11/99
                     Secretary/          2/96        11/97
                     Treasurer           2/96        11/97
                     Director            2/96        11/99

Jeff Taylor          Vice President      2/96        11/99
                     Director            2/96        11/99

Michelle Wheeler     President           2/96        11/97
                     Secretary/         11/97        11/99
                     Treasurer          11/97        11/99
                     Director            2/96        11/99


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Raymond B. Miller, President and Director. Mr. Miller, age 36, has over 16 years' experience in sales, marketing and company start-up experience. He began his career as a sales intern for U. S. Telephone in Dallas, Texas at the age of 16. He has also worked with such companies as International Telecharge and Worldcom. While at International Telecharge, Mr. Miller developed and managed the Telecharge Phone product. In 1994, Mr. Miller co-founded NEXTDigital. He is also the President and a director of InsiderStreet.

          Merle M. Steele, Vice President and Director. Mr. Steele is 59 years of age. He has over 32 years of corporate management and start-up experience. Mr. Steele spent over 14 years in the fashion garment industry both in national sales and management roles and in senior management positions in the irrigation construction industry. He also has spent eight years in the insurance and financial industries. Mr. Steele is the Vice President and a director of InsiderStreet.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's current directors and executive officers has yet to file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Raymond B.  10/31/97    0     0     0     0      0     0   0
Miller      10/31/98    0     0     0     0      0     0   0
President   10/31/99    0     0     0     0      0     0   0
Director

Merle Steele10/31/97    0     0     0     0      0     0   0
Vice        10/31/98    0     0     0     0      0     0   0
President   10/31/99    0     0     0     0      0     0   0
Director

Arthur S.   10/31/97    0     0     0     0      0     0   0
Fyvolent    10/31/98    0     0     0     0      0     0   0
Former Sec/ 10/31/99    0     0     0     0      0     0   0
Treasurer
Former
Director

Jeff Taylor 10/31/97    0     0     0     334(1) 0     0   0
Former Vice 10/31/98    0     0     0 2000000(2) 0     0   0
President   10/31/99    0     0     0     0      0     0   0
Former
Director

Steven D.
Moulton     10/31/97    0     0     0     0      0     0   0
Former Pres.10/31/98 5250     0     0 2000000(2) 0     0   0
Former      10/31/99 1400     0     0  250000(3) 0     0   0
Director

Michelle
Wheeler     10/31/97    0     0     0     334(1) 0     0   0
Former Sec/ 10/31/98    0     0     0 2000000(2) 0     0   0
Treasurer   10/31/99    0     0     0     0      0     0   0
Former
Director

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

     (3) In February, 1999, Mr. Moulton received 250,000 shares pursuant to a Registration Statement on Form S-8, in consideration of services valued at $2,500.


         Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 1999 and 1998. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. From February through April, 1998, Steven D. Moulton received a salary of $500 per month for his services and President of the Company. This compensation was increased to $750 per month, starting in May, 1998. During the fiscal year ended October 31, 1999, Mr. Moulton received total salary of $1400 and waived all other salary that was owed to him as of October 31, 1999.

           There are no plans whereby the Company would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise. However, because of their affiliations with the beneficial owners of InsiderStreet, they may be deemed to beneficially own any shares of the Company's common stock that are issued in connection with any acquisition of InsiderStreet. See the caption "Certain Relationships and Related Transactions" of this Report.

Compensation of Directors.
--------------------------

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Millennium Health             1,330,000                  23.8%
Products, Inc.
229 Madison Street
Suite 1221
Tampa, Florida 33602

NEXTDigital, Inc.             1,150,000 (1)              20.8%
2907 Bay to Bay Blvd.
Suite 203
Tampa, Florida 33629

Merle Steele                  1,830,000 (2)               9.0%
229 Madison Street
Suite 1221
Tampa, Florida 33602

Jeff Taylor                     500,334                   9.0%
1879 Siggard Drive
Salt Lake City, Utah  84106

Michelle Wheeler                500,334                   9.0%
4817 S. Fortuna Way
Salt Lake City, Utah  84127

Steven D. Moulton               427,679 (3)               7.7%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

                              ---------                  -----
          TOTALS              4,408,347                  79.3%


        (1) Messrs. Miller and Fyvolent are executive officers and the principal stockholders of NEXTDigital, Inc. As a result, the shares held by NEXTDigital, Inc., may also be deemed to be beneficially owned by Messrs. Miller and Fyvolent.

        (2) Mr. Steele is the President, director and a stockholder of Millennium Health Products. The 1,330,000 shares owned of record by Millennium Health Products have been added to the ownership totals for Mr. Steele. However, in order to avoid "double counting" of these shares, they have not been added to Mr. Steele's holdings for purposes of determining the total number of shares and percentage of the Company's common stock that is owned by five percent stockholders.

        (3) Steven D. Moulton is the President, director and 9% stockholder of Wasatch Consulting Group, which is the record holder of 7,667 shares of the Company's common stock. These shares have been added to the ownership totals for Mr. Moulton. Wasatch Consulting is a business consultant specializing is mergers and acquisitions consulting. It assisted the Company with its court-ordered stockholder meeting in 1996.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Raymond B. Miller             1,150,000 (1)              20.8%
2907 Bay to Bay Blvd.
Suite 203
Tampa, Florida 33629

Merle Steele                  1,830,000 (2)              32.8%
229 Madison Street
Suite 1221
Tampa, Florida 33602
                              --------                   -----

All directors and executive
officers as a group (2)       2,980,000                  53.6%


        (1) Mr. Miller is an executive officer and a principal stockholder of NEXTDigital, Inc. As a result, the 1,150,000 shares held by NEXTDigital, Inc., may also be deemed to be beneficially owned by Mr. Miller.

        (2) Mr. Steele is the President, director and a stockholder of Millennium Health Products. The 1,330,000 shares owned of record by Millennium Health Products have been added to the ownership totals for Mr. Steele.

Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

           There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, each of the current directors and executive officers is also a director and executive officer of InsiderStreet and may be deemed to be a beneficial owner of InsiderStreet due to his "control" relationship with certain of InsiderStreet's controlling stockholders.

Certain Business Relationships.
-------------------------------

          See the heading "Transactions with Management and Others," above.

Indebtedness of Management.
---------------------------

          See the heading "Transactions with Management and Others," above.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that its directors and executive officers may be deemed to be parents by virtue of their collective beneficial ownership of a majority of its issued and outstanding shares of common stock. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Transactions with Promoters.
----------------------------

          See the heading "Transactions with Management and Others," above.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          Current Report on Form 8-K, dated November 1, 1999, and filed with the Securities and Exchange Commission on November 17, 1999.*

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB                 Part I
for the fiscal year ended October 31,
1998, filed January 27, 1999

Definitive Information Statement,            Part I
filed November 29, 1999

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

                                  SIERRA HOLDINGS GROUP, INC.



Date: 12/15/99                  By /s/ Raymond B. Miller
      --------------              --------------------------------------
                                  Raymond B. Miller, Director and
                                  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  SIERRA HOLDINGS GROUP, INC.



Date: 12/15/99                  By /s/ Raymond B. Miller
     -------------                ------------------------------------
                                  Raymond B. Miller, Director and
                                  President



Date: 12/15/99                  By /s/ Merle Steele
      -------------               ------------------------------------
                                  Merle Steele, Director and
                                  Secretary/Treasurer

                        SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          October 31, 1999 and 1998

                                   CONTENTS


            Independent Auditors' Report                       3

            Balance Sheet                                      4

            Statements of Operations                           5

            Statements of Stockholders' Equity                 6

            Statements of Cash Flows                           9

            Notes to the Financial Statements                 11

              [LETTERHEAD OF JONES, JENSEN AND COMPANY, L.L.C.]

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sierra Holdings Group, Inc.
Salt Lake City, Utah

            We have audited the accompanying balance sheet of Sierra Holdings Group, Inc. (a development stage company) as of October 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1999 and 1998 and from inception on December 26, 1986 through October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Holdings Group, Inc. (a development stage company) as of October 31, 1999 and the results of its operations and its cash flows for the years ended October 31, 1999 and 1998 and from inception on December 26, 1986 through October 31, 1999, in conformity with generally accepted accounting principles.

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


/s/ Jones, Jensen and Company
-----------------------------
Jones, Jensen & Company
Salt Lake City, Utah
November 17, 1999

                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS




                                                            October 31,
                                                               1999

CURRENT ASSETS

 Cash                                                       $           1,816
 Prepaid expenses                                                       2,500

  Total Current Assets                                                  4,316

  TOTAL ASSETS                                              $           4,316


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                           $              -

  Total Liabilities                                                        -

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of
 $0.001 par value, 5,576,921 shares issued and outstanding              5,577

 Capital in excess of par value                                       115,965

 Deficit accumulated during the development stage                    (117,226)

  Total Stockholders' Equity                                            4,316


  TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY               $           4,316


                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                           Statements of Operations


                                                                    From
                                                                 Inception on
                                                                  December
                                    For the Years Ended          1986 Through
                                       October 31,                October 31,
                                 1999              1998              1999


REVENUES                         $         -       $        -      $       -

EXPENSES                               18,915           40,345        117,226

NET LOSS                         $    (18,915)     $   (40,345)    $ (117,226)

BASIC LOSS PER SHARE             $      (0.00)     $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES                          9,739,905        6,268,234



                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity


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


                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)


                                                                      Deficit
                                                                   Accumulated
                                                   Capital in       During the
                                  Common Stock      Excess of      Development
                                Shares    Amount    Par Value         Stage


Balance,  October 31, 1991          1,899 $     3   $     7,907    $   (8,110)

Shares issued for services
 valued at $3.00 per share          2,900       3         8,697             -

Shares issued in acquisition
 of Nature Talks Corp. valued
 at $3.00 per share                 3,333       3         9,997             -

Net loss for the year ended
 October 31, 1992                      -       -             -        (19,275)

Balance, October 31, 1992           8,132       9        26,601       (27,385)

Net loss for the year ended
 October 31, 1993                      -       -             -           (100)

Balance, October 31, 1993           8,132       9        26,601       (27,485)

Net loss for the year ended
 October 31, 1994                      -       -             -           (100)

Balance, October 31, 1994           8,132       9        26,601       (27,585)

Net loss for the year ended
 October 31, 1995                      -        -            -           (107)

Balance, October 31, 1995           8,132       9         26,601      (27,692)

Shares issued for services
 valued at $3.00 per share         10,000      10         29,990            -

Expenses paid on behalf of the
 company by a shareholder              -        -            667            -

Net loss for the year ended
 October 31, 1996                      -        -             -       (30,160)

Balance, October 31, 1996          18,132      19         57,258      (57,852)

Net loss for the year ended
 October 31, 1997                      -        -             -          (114)

Balance, October 31, 1997          18,132   $  19      $  57,258   $  (57,966)


                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)



                                                                      Deficit
                                                                   Accumulated
                                                   Capital in       During the
                                  Common Stock      Excess of      Development
                                Shares    Amount    Par Value         Stage


Balance, October 31, 1997          18,132 $     19  $     57,258   $  (57,966)

Issuance of fractional
 shares for 1-for-300
 reverse stock split                7,375        7            (7)           -

Shares issued for cash
 at $0.01 per share               300,000      300         2,700            -

Issuance of fractional
 shares for 1-for-10
 reverse stock split                1,237        1            (1)           -

Shares issued for services
 valued at $0.003 per share     6,000,000    6,000        12,000            -

Shares issued for cash
 at approximately  $0.003
 per share                      3,000,000    3,000         7,000            -

Net loss for the year ended
 October 31, 1998                       -        -             -      (40,345)

Balance, October 31, 1998       9,326,744    9,327        78,950      (98,311)

Issuance of fractional shares
 for 1-for-10 reverse
 stock split                          177        -             -            -

Shares issued for services
 valued at $0.01 per share        750,000       750        6,750            -

Cancellation of shares by
 officers of the Company       (4,500,000)   (4,500)       4,500            -

Capital contributed by
 shareholder                            -         -       25,765            -

Net loss for the year ended
 October 31, 1999                       -         -           -       (18,915)

Balance, October 31, 1999        5,576,921  $  5,577    $115,965  $  (117,226)


                          SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                                       From
                                                                  Inception on
                                                                  December 26,
                                    For the Years Ended          1986 Through
                                         October 31,              October 31,
                                  1999              1998              1999


CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                         $    (18,915)     $ (40,345)   $   (117,226)

 Adjustments to reconcile
  net loss to net cash (used)
  by operating activities:

   Depreciation and amortization             -             -            3,496

   Stock issued for services              7,500        18,000          79,290

   Changes in assets
    and liabilities:

  (Increase) decrease in prepaid
    expenses                             (2,500)            -          (2,500)

  Increase in organization costs             -              -          (1,065)

  Increase (decrease) in accounts
    payable                                (615)           126              -

  Increase in accrued
   interest payable                       2,190            375          2,765

  Net Cash (Used) by
   Operating Activities                 (12,340)       (21,844)       (35,240)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of equipment                       -              -          (4,887)

  Net Cash (Used) by
   Investing Activities                      -              -          (4,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Disbursement of partial
  liquidating dividend                       -              -          (2,484)

 Capital contributed by
  stockholders                               -              -             971

 Non-cash sale of
  video cassettes                            -              -            (369)

 Issuance of common stock                    -          13,000         18,000

 Proceeds of loan from shareholder      13,000          10,000         25,825

  Net Cash Provided by
   Financing Activities              $  13,000      $   23,000      $  41,943


                         SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)


                                                                       From
                                                                  Inception on
                                                                  December 26,
                                    For the Years Ended          1986 Through
                                         October 31,              October 31,
                                  1999              1998              1999

[S]                               [C]               [C]          [C]

NET INCREASE IN CASH              $     660         $     1,156  $      1,816

CASH AT BEGINNING OF PERIOD           1,156                  -             -

CASH AND END OF PERIOD            $   1,816         $     1,156  $      1,816

Cash Payments For:

 Income taxes                     $      -          $        -   $         -

 Interest                         $      -          $        -   $         -

Non-Cash Financing Activities:

 Exchange of video cassettes
  in lieu of note payable         $      -          $        -   $        369

 Contribution of capital
  by shareholders                 $  25,765         $        -   $     25,765



[/TABLE]

                         SIERRA HOLDINGS GROUP, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         October 31, 1999 and 1998


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


                          SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         October 31, 1999 and 1998


NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e.  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -            RELATED PARTY TRANSACTIONS

  A shareholder loaned the Company $13,000 and $10,000 to cover operating expenses in the years ended October 31, 1999 and 1998, respectively. The note payable was unsecured, due on demand and accrued interest at 12% annually. On October 19, 1999, the shareholder forgave the note payable of $23,000 and interest of $2,765 and contributed these amounts to capital.

  On October 19, 1999, three shareholders returned 4,500,000 shares of stock to the Company which were canceled.

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

                         SIERRA HOLDINGS GROUP, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                          October 31, 1999 and 1998


NOTE 4 -            ISSUANCE OF STOCK (Continued)

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

  On October 19, 1999, three shareholders returned 4,500,000 shares of stock to the Company which were canceled.

  On January 26, 1999, the Company issued 750,000 shares of common stock for services rendered, valued at $7,500.