Form 10QSB
period 2000-01-31
SIERRA HOLDINGS GROUP INC
filed 2000-03-21
CIK 1059137

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-23995


                          InsiderStreet.com, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0576421
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

518 North Tampa Street, Suite 250, Tampa, Florida               33602
-------------------------------------------------         -------------------
(Address of principal executive offices)                      (Zip Code)

                                (813) 221-6617
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

 Sierra Holdings Group, Inc., 2907 Bay to Bay Blvd., #203, Tampa, FL 33629
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,576,000 shares of common stock, par value $0.001, as of January 31, 2000.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited consolidated balance sheet of InsiderStreet.com, Inc., a Nevada corporation (hereinafter the "Registrant" or the "Company") as of January 31, 2000 and the related unaudited consolidated statements of operations and cash flows for the three month period ended January 31, 2000 are attached hereto and incorporated herein by this reference. Operating results for the three month period ended January 31, 2000 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending October 31, 2000.

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                              JANUARY 31, 2000
                                 (Unaudited)0

                                  ASSETS

Current Assets:
   Cash                                          $      1,140
   Accounts receivable                                  6,500
   Prepaid expenses                                     2,500
   Other                                                  500
                                                   ----------
          Total Current Assets                         10,640


Property, Plant and Equipment - net                     5,035

Other Assets:
   Investments                                        192,900
   Deposits                                               900
                                                   ----------
          Total Other Assets                          193,800
                                                   ----------
TOTAL ASSETS                                       $  209,475
                                                   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $     19,336
   Payroll taxes payable                                5,314
   Deferred revenue                                    27,023
                                                   ----------
          Total current liabilities                    51,673
Long-term Liabilities
   Loan payable-related party                          44,500
                                                   ----------
          Total long-term liabilities                  44,500

Stockholders' equity (deficit)
   Common stock, par value $0.001, 50,000,000
    shares authorized, 5,576,000 shares issued
    and outstanding                                     5,577
   Additional paid-in capital                           6,923
   Accumulated earnings (deficit)                     100,802
                                                   ----------
          Total stockholders' equity                  113,302
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  209,475
                                                   ==========



The accompanying notes are an integral part of these financial statements.

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                               (Unaudited)

Net sales                                        $    183,877
                                                 ------------
Costs and expenses
   Internet costs                                       2,740
   General and administrative                          79,915
   Depreciation                                           420
                                                  -----------
        Total costs and expenses                       83,075
                                                  -----------
Income from operations                            $   100,802
                                                  ===========

Net income per share                              $       .02
                                                  ===========

Weighted average number of shares outstanding       5,576,921
                                                  ===========


The accompanying notes are an integral part of these financial statements.

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $    100,802
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation                                          420
    (Increase)decrease in:
     Accounts receivable                               (6,500)
     Deposits                                            (900)
     Employee advances                                   (500)
     Investments                                     (192,900)
    Increase (decrease) in:
     Accounts payable                                  19,336
     Payroll taxes payable                              5,314
     Deferred revenue                                  27,023
                                                  -----------
      Net cash used in operations                     (47,905)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                 (5,455)
                                                  -----------
      Net cash provided (used) by
       investing activities                            (5,455)
                                                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from shareholder loan                        44,500
 Proceeds from sale of stock                           10,000
                                                  -----------
      Net cash provided by
       financing activities                            54,500
                                                  -----------
Net increase in cash                                    1,140

Cash at beginning of period                              -
                                                  -----------
Cash at end of period                             $     1,140
                                                  ===========


  The accompanying notes are an integral part of these financial statements.

                     InsiderStreet.com, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               January 31, 2000

NOTE 1   DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACQUISITION AND
SUMMARY           OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
InsiderStreet.com, Inc.(Nevada) (NV), (formerly Sierra Holdings Group, Inc.) and its wholly owned subsidiary, InsiderStreet.com, Inc.(Florida) (FL) (the "Company") are in the business of providing profiles of other companies on their internet Web site, investor relation services and other related public relations services to small public companies. The Company offers free access to its Web site to subscribers. That gives the subscriber access to the profiles, newsletter, etc. and allows them to chart stocks and track portfolios of various stocks. The resulting subscriber base then has access to the public relation services for customers of the Company.

NV was incorporated in Utah on December 26, 1986 as Celebrity Videos, Inc. and has undergone several name changes until it became Sierra International, Inc. and then Sierra Holdings Group, Inc. NV had never entered into any substantive business activities. FL was incorporated in Florida on October 1, 1999 and started business on November 1, 1999.

On November 1, 1999, Steve Moulton as controlling shareholder of NV transferred 3,630,000 shares of his stock (approximately 90%) to other individuals thus transferring control of the Company. On November 2, 1999, NV changed its name to InsiderStreet.com, Inc. (NV) to be effective as of December 21, 1999. On January 21, 2000, NV acquired 100% of the outstanding stock of InsiderStreet.com, Inc., (Florida) in a transaction accounted for as a recapitalization of InsiderStreet.com, Inc. (Florida) with the issuance of 2,480,000 shares of common stock of InsiderStreet.com, Inc. (Florida) for the
net assets of InsiderStreet.com, Inc. (NV).   The accumulated earnings of
InsiderStreet.com, Inc. (FL) was carried forward from the acquisition date and no fair market value adjustments were made.

Basis of Presentation
---------------------
InsiderStreet.com, Inc. (NV) acquired InsiderStreet.com, Inc. (FL) in a transaction treated as a reverse acquisition and shown as a recapitalization of the FL company. Since FL started business in November 1999 and is treated as the acquiring company, the financial statements are only for the three month period ended January 31, 200. There are no prior periods.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of InsiderStreet.com, Inc. (NV) and its wholly owned subsidiary
InsiderStreet.com, Inc. (FL). All significant intercompany accounts and transactions have been eliminated in consolidation.

                     InsiderStreet.com, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                January 31, 2000

NOTE 1   DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACQUISITION AND
SUMMARY          OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Revenues with respect to Web hosting and investor relation services are recognized when the profile is produced and posted to the Company's Web site and the investor services are provided and payment is received or collectibility is reasonably assured.

Earnings Per Share
------------------
Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding.

Income Taxes
------------
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax assets or liabilities at January 31, 2000.

Cash Equivalents
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable
-------------------
The Company has not experienced any bad debts from receivables during its existence and feels that no allowance for uncollectible amounts is required. Therefore, no provision has been made for bad debts.

Advertising Costs
-----------------
Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $23,303 for the three months ended January 31, 2000.

                     InsiderStreet.com, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                            January 31, 2000 and 1999

NOTE 2   RELATED PARTY TRANSACTIONS

The Company had rented its offices at no cost from a company that had owned approximately 50% of the company before the reverse merger. Subsequently, the Company has moved and rented its office space from an unrelated party at fair market value.

The Company currently has a verbal employment agreement with the president of the Company for an annual salary of approximately $67,000.

A major stockholder has loaned the Company $44,500 with no stated interest. No interest has been accrued on this loan as of January 31, 2000.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three years.

NOTE 4   LEASES

The Company leases its offices in Tampa, Florida for $900 per month effective January 1, 2000 for a term of six months.

NOTE 5   INCOME TAXES

The Company had no income tax expense for the three-months ended January 31, 2000.

NOTE 6 - INVESTMENTS

Investments consist of restricted stock received for services provided to customers and are stated at cost. The cost of investments were determined at substantial discount from the trading price of the securities at the time of the service to the customer taking into consideration the restrictions on sale and limited trading volume of the shares. As marketable securities, they are classified as "held to maturity" and all unrealized holding gains and losses are recorded in other comprehensive income. There were no unrealized holding gains or losses for the three months ended January 31, 2000.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

The Company has received approximately 92% of its revenue for the three months ended January 31, 2000 from one customer. The existence of 92% of revenue from one customer poses a significant credit risk due to the possibility of loss of that customer. The Company is in the early stages of its operations and is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
At January 31, 2000, the Company experienced no impact from the year 2000 ("Y2K")on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company has completed its assessment, and all of its systems were Y2K compliant. The Company believes the cost of compliance did not have a material adverse impact on the Company's financial position. No third partied on which the Company relies appear to have experienced any Y2K related problems. However, if either the Company or such third parties upon which the Company relies experience any as yet unforeseen problems related to Y2K, it could result in a material financial risk to the Company. The Company considers the likelihood of any such problems remote.

General
-------
The Company is an internet marketing company and financial content provider established to provide proactive professional marketing services to both micro and small cap public companies ("Clients") that are seeking to gain exposure among potential investors, analysts and others within the investment community. The Company allows subscribers to read information about a variety of Clients, create technical charts, track stock portfolios and read feature stories from financial analysts. In addition, the Company offers e-mail marketing, banner advertising services and other investor relations tools. Access to the Company's web site is free.

Results of Operations
---------------------
As an internet provider of proactive investor relations marketing services the Company generates its revenue from fee-based services offered for cash and/or common stock of its Clients. When the Company receives common stock of a Client for services, such payment is typically in addition to (not in lieu of) cash payment for services. The Company's Client list is comprised primarily of Clients lacking the resources to perform the marketing functions necessary to promote the Clients' profile to the investment community.

Three Month Period ended January 31, 2000
-----------------------------------------
Revenues. Total revenues for the three month period ended January 31, 2000 was $183,877. The revenues were received by the Company in the form of cash or receivables of $15,500 and common stock valued at $168,377. (See Note 6, Item 1, Financial Statements).

Corporate Expense. For the quarter ended January 31, 2000, total operating expenses were $83,075, consisting of primarily, general and administrative expenses of $79,915, and including internet costs of $2,740 and depreciation of $420, resulting in income from operations of $100,802 or $0.02 per share.

The Company expects operating expenses to remain relatively constant for the remainder of the fiscal year at approximately $29,900 per month.

Interest Expense. During the three month period ended January 31, 2000, the Company received $44,500 in loan proceeds from a principal shareholder. The loan has no stated interest and therefore no interest has been accrued by the Company during the period.

Liquidity and Capital Resources
-------------------------------
In addition to the $44,500 loan from one of the Company's principal shareholder, the Company received $10,000 from the issuance of shares to the founders of InsiderStreet(FL), the Company's subsidiary acquired in January 2000. For financial reporting purposes the acquisition of Insidersider (FL) has been shown as a recapitalization of InsiderStreet (FL), wherein the Company acquired the net assets of InsiderStreet (FL) in exchange for the issuance of 2,480,000 shares. The accumulated earnings of InsiderStreet (FL) has been carried forward from the acquisition date and no fair market value adjustments have been made.

The Company had current assets of $10,640 and current liabilities of $51,673, for a working capital deficit of $(41,033) at January 31, 2000. The Company had cash of $1,140 and accounts receivable of $6,500 for the same period. Net cash used in operations for the quarter ended January 31, 2000 was $(47,905). Cash used in operations for the quarter ended January 31, 2000 was funded primarily by the initial capital contribution of the InsiderStreet (FL) shareholders and a loan one of its principal shareholders.

At January 31, 2000, the Company had net property and equipment of $5,035, after deduction of $420 in accumulated depreciation.

At January 31, 2000, the Company had $193,900 in other assets, consisting of $192,900 in investments (i.e., common stock received from Clients as a portion of payment for the Company's services, and $900 in deposits.

As indicated above, at January 31, 2000, the Company had a working capital deficient. The Company has only recently began operations and management of the Company is aware of its ongoing cash requirements. Management has developed an overall strategy and certain financing options to meet its ongoing needs through October 31, 2000. Due to the need for working capital, the Company will seek additional debt and/or equity financing from existing shareholders and other investment capital resources. However, the Company has no specific financing commitments at this time and no assurance can be given that the Company will be able to obtain any such commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended October 31, 2000.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
During the three month period ended January 31, 2000, the Company had one individual Client that accounted for more than 92% of the Company's revenues. The Company's contract for services with this Client expires in October 2000. (See Note 7, Item 1, Financial Statements).

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                          ITEM 2.  CHANGES IN SECURITIES

     None.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In anticipation of the Company's acquisition of InsiderStreet.com (FL) on October 28, 1999, shareholders controlling 90.8% of the Company's issued and outstanding shares of common stock voted to amend the Company's articles of incorporation to change the Registrant's name to InsiderStreet.com, Inc., which name change was effective December 21, 1999. On November 29, 1999, the Company filed a definitive information statement with the Securities and Exchange Commission respect to the name change. On November 30, 1999, the definitive information statement was mailed to the Company's shareholders of record. The Company's definitive information statement is incorporated herein by this reference.

                            ITEM 5.  OTHER INFORMATION

     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION                                       Location
-------         -----------                                       --------
  10.01         Agreement and Plan of Reorganization between
                the Registrant and InsiderStreet.com, Inc., a
                Florida corporation, dated January 21, 2000       This Filing

  27            Financial Data Schedule                           This Filing

(b)  REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K, dated November 1, 1999, on November 17, 1999, reporting (i) the sale of control of the Company to the Company's current controlling shareholders (the former shareholders of InsiderStreet.com, (FL) and, (ii) the change of the Company's name from Sierra Holdings Group, Inc. to InsiderStreet.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INSIDERSTREET.COM, INC.
                                         [Registrant]

Dated: March 20, 2000                    /S/RAYMOND B. MILLER
                                         -----------------------------------
                                         President and Principal Executive
                                         Officer