Form 10QSB
period 2000-04-30
INSIDERSTREET COM INC
filed 2000-06-20
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
           ----------------------------------------------------------
                (Name of Registrant as specified in its charter)

                           Sierra Holdings Group, Inc.
                 ---------------------------------------------
                           (Former Name of Registrant)

                Nevada                    0-23995                87-0576421
                ------                    -------                ----------
  (State or other jurisdiction of    (Commission File          (IRS Employer
   incorporation or organization)          No.)              Identification No.)



                  202 East Madison Street, Tampa Florida 33602
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)          No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: May 31, 2000
                                            ------------


           CLASS                                  Outstanding at May 31, 2000
----------------------------                      ---------------------------
Common stock $.001 Par Value                                6,407,515

Part I.         Financial Information

                             INSIDERSTREET.COM, INC.
                                 AND SUBSIDIARY


                                    CONTENTS
                                    --------


      PAGE            2      CONSOLIDATED BALANCE SHEET AT APRIL 30, 2000

      PAGE            3      CONSOLIDATED STATEMENTS OF OPERATIONS AND
                             COMPREHENSIVE LOSS FOR THE THREE AND SIX
                             MONTHS ENDED APRIL 30, 2000

      PAGE            4      CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX
                             MONTHS ENDED APRIL 30, 2000

      PAGE            5      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000
                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                                       $     3,840
  Accounts receivable                                                                               9,000
  Other receivable                                                                                    500
                                                                                              -----------
     Total Current Assets                                                                          13,340
                                                                                              -----------

PROPERTY & EQUIPMENT - NET                                                                         11,255
                                                                                              -----------

OTHER ASSETS
  Investments, net                                                                                798,780
  Deposits                                                                                          6,115
                                                                                              -----------
     Total Other Assets                                                                           804,895
                                                                                              -----------

TOTAL ASSETS                                                                                  $   829,490
------------                                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                           $    29,357
  Accrued expense                                                                                  19,552
  Loans payable                                                                                   102,500
  Deferred revenue                                                                                838,393
                                                                                              -----------
     Total Current Liabilities                                                                    989,802
                                                                                              -----------

LONG-TERM LIABILITIES
  Deferred revenue                                                                                 84,375
                                                                                              -----------

TOTAL LIABILITIES                                                                               1,074,177
                                                                                              -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized,
   5,831,921 shares issued and outstanding                                                          5,832
  Additional paid-in capital                                                                    1,592,293
  Other comprehensive loss                                                                       (493,395)
  Accumulated deficit                                                                            (276,084)
  Less: stock issued for future services                                                       (1,073,333)
                                                                                              -----------
     Total Stockholders Deficiency                                                               (244,687)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                $   829,490
----------------------------------------------                                                ===========

          See accompanying notes to consolidated financial statements.

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------


                                                                    For the Three          For the Six Months
                                                                  Months Ended April         Ended April 30,
                                                                       30, 2000                   2000
                                                                  ------------------       ------------------
REVENUE                                                             $   279,595                $   397,407
                                                                    -----------                -----------

COSTS AND OPERATING EXPENSES
   Advertising                                                               --                     27,145
   Professional and consulting fees                                     525,475                    535,454
   Payroll expense                                                       31,312                     54,313
   Selling, general and administrative                                   33,629                     56,579
                                                                    -----------                -----------
     Total Operating Expenses                                           590,416                    673,491
                                                                    -----------                -----------

LOSS FROM OPERATIONS                                                   (310,821)                  (276,084)

PROVISION FOR INCOME TAXES                                                   --                         --
                                                                    -----------                -----------

NET LOSS                                                            $  (310,821)               $  (276,084)
                                                                    -----------                -----------

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                     (493,395)                  (493,395)
                                                                    -----------                -----------

COMPREHENSIVE LOSS                                                  $  (804,216)               $  (769,479)
                                                                    ===========                ===========

Net loss per share - basic and diluted                              $     (0.05)               $     (0.05)
                                                                    ===========                ===========

Weighted average number of shares outstanding - basic and diluted     5,653,088                  5,614,586
                                                                    ===========                ===========

          See accompanying notes to consolidated financial statements.

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                                   -----------


                                                                                                For the Six Months
                                                                                               Ended April 30, 2000
                                                                                               ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                                         $(276,084)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred revenue realized                                                                       (369,407)
     Depreciation                                                                                       1,220
     Stock issued to consultants for services                                                         514,792
   Changes in assets and liabilities:
     Accounts receivable                                                                               (9,000)
     Other receivable                                                                                    (500)
     Accounts payable                                                                                  29,357
     Accrued expense                                                                                   19,552
                                                                                                    ---------
       Net Cash Used In Operating Activities                                                          (90,070)
                                                                                                    ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits                                                                                          (6,115)
     Purchase of property and equipment                                                               (12,475)
                                                                                                    ---------
       Net cash used in investing activities                                                          (18,590)
                                                                                                    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans payable                                                                      102,500
     Proceeds from issuance of common stock                                                            10,000
                                                                                                    ---------
       Net cash provided by financing activities                                                      112,500
                                                                                                    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                   3,840

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                            --
                                                                                                    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $   3,840
-----------------------------------------                                                           =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non Cash Investing Activities

The company acquired $1,292,175 of marketable securities in exchange for marketing services that were recorded as deferred revenue which is being recognized on a pro rata basis over the life of the related contracts.



          See accompanying notes to consolidated financial statements.
                                       4

                     INSIDERSTREET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2000
                              --------------------


NOTE 1            BASIS OF PRESENTATION
------            ---------------------

                  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

                  It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

                  Insiderstreet.com FL was acquired by Insiderstreet.com Inc.,a Nevada corporation, F/K/A Sierra Holdings Group, Inc. (an inactive public shell) in a transaction accounted for as a recapitalization of Insiderstreet.com FL. Insiderstreet.com FL began business in November 1999 and had no prior period of operations.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on December 15, 1999.

NOTE 2            LOANS
------            -----

                  During the three months ended April 30, 2000, the Company received a loan, from a stockholder. The loan of $58,000 is non-interest bearing and due on demand.

NOTE 3            STOCKHOLDERS' EQUITY
------            --------------------

                  (A) Issuance of Common Stock for Services

                  During the three months ended April 30, 2000, 255,000 common shares were issued for services to consultants. The shares were valued at $1,588,125 the quoted trading prices on the agreement dates.

NOTE 4            SUBSEQUENT EVENTS
------            -----------------

                  On May 5, 2000, the Company issued 575,594 common shares for future services to be preformed by consultants. The shares were valued at $4.63 per share, the quoted trading price on the agreement date, which aggregated $2,665,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an Internet marketing company and financial content provider established to provide proactive professional marketing services to both micro and small cap public companies. ("Clients") that are seeking to gain exposure among potential investors , analysts and others within the investment community. We allow subscribers to read information about a variety of Clients, create technical charts, track stock portfolios and read feature stories from financial analysts. In addition, we offer e-mail marketing, banner advertising services and other investor relations tools. Access to our web site is free. We generate revenues from fee-based services offered for cash and/or common stock of our Clients. When we receive Common Stock of a Client for services, such payment is typically in addition to (not in lieu of) cash payment for services. Our client list is comprised primarily of Clients lacking the resources to perform the marketing functions necessary to promote their profiles to the investment community.

Results of Operations

Revenues for the Three and Six Months Ended April 30, 2000

Revenues for the three and six month period ended April 30, 2000 were $279,595 and $397,407 while expenses totaled $590,416 and $673,491 respectively. We incurred a loss from operations of $310,821 for the three month period ended April 30, 2000 as compared to net loss of $276,084 for the six months ended April 30, 2000. A significant portion of this loss is a non-cash expense attributable to the issuance of our common stock for consulting and professional fees. We recorded a comprehensive loss from the unrealized loss on available for sale securities of $493,395 which resulted in a comprehensive loss of $804,216 and $769,479 respectively.

Liquidity and Capital Resources

As of April 30, 2000 we have limited cash of only $3,840, accounts receivable of $9,000 and total current assets of $13,340. We have property, plant and equipment (net of depreciation) of $11,255 and various deposits totaling $6,115. Our largest asset consists of $798,780 in investment securities which consist of equity securities received from client companies. Our total assets equal $829,490.

Our current liabilities total $989,802 which consist primarily of loans payable in the amount of $102,500 and deferred revenues of $838,393. The deferred revenues represents payments received from client companies for investor relation contracts services to be rendered in the future.

                                    Part  11 Other Information

                                    Item 1.  Legal Proceedings

         An action has recently been filed against us by Mark Sansom in the Third Judicial District for Salt Lake City Utah (Case No. 000904440) in which we are named with several other Defendants. The suit involves shares in our company which were to be issued to the Plaintiff in connection with a reverse acquisition of InsiderStreet (a privately held Florida company) into Sierra Holdings. The suit seeks unspecified damages against the company in connection with the company's refusal to transfer up to 1,000,000 shares of common stock allegedly due Sansom. In a related case involving the same transaction, we filed suit against Mark Sansom and Steven Moulton in the United States District Court of Florida (Case No. 8:00 CV 1114-T-ITC) seeking in excess of $75,000 and a declaration that we may withhold authorization to transfer the Defendant's common stock.
                                    Item 2.   Change in Securities

(c) On March 10, 2000, the company issued 50,000 shares of its restricted common stock to Evan Harrick in consideration for consulting services. We relied on the exemption provided by Section 4(2) of the Securities Act.
         On April 12, 2000, 200,000 shares of common stock were issued to Michael Muzio pursuant to a consulting plan and registered on Form S-8.
         On April 12, 2000, 5, 000 shares were issued to Jeffrey Klein pursuant to a consulting Service Plan and Registered on Form S-8.
         On May 5, 2000, 575,594 shares of restricted common stock were issued to Theater Radio Network Inc. We relied on the exemption provided by Section 4(2) of the Securities Act.

                                    Item 3. Defaults Upon Senior Securities

None
                                    Item 4. Submission of Matters to a Vote of
                                    Security Holders
None.

                                    Item 5.   Other Information
None.

                                    Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits.

27                Financial Data Schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InsiderStreet.com Inc.

    /s/Raymond Miller
    -----------------
BY: Raymond Miller, president

Dated: This 19th day of June 2000