Form 10QSB
period 2000-07-31
INSIDERSTREET COM INC
filed 2000-09-22
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
     ACT

             For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                             ----------------------
                (Name of Registrant as specified in its charter)


                           Sierra Holdings Group, Inc.
                  ---------------------------------------------
                           (Former Name of Registrant)


         Nevada                                         0-23995                          87-0576421
       --------                                      ----------                         -----------
  (State or other jurisdiction of                  (Commission File                     (IRS Employer
 incorporation or organization)                       No.)                              Identification No.)



         202 East Madison Street, Tampa Florida             33602
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

         Yes  (X)                   No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: August 31, 2000
                                            ---------------


          CLASS                                 Outstanding at August 31, 2000
---------------------------------               ------------------------------
Common stock $.001 Par Value                             9,308,539



                             INSIDERSTREET.COM, INC.

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          Consolidated Balance Sheet as of                                  3
          July 31, 2000 (Unaudited)


          Consolidated Statements of Operations and Comprehensive
          Loss for the Three and Nine months ended July 31, 2000
              (Unaudited)                                                   4

          Consolidated Statement of Cash Flows for the Nine Months
          Ended July 31, 2000                                               5


          Notes to Consolidated Financial Statements
          (Unaudited) as of July 31,  2000                                 7-9

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                             10-11

                            Part 1 Financial Information

                            Item 1. Financial Information


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
     Insiderstreet.com, Inc.

We have reviewed the accompanying consolidated balance sheet, statements of operations and comprehensive loss, and cash flows of Insiderstreet.com, Inc. and subsidiaries as of July 31, 2000, and for the three month and nine month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



WEINBERG & COMPANY, P.A.


BOCA RATON, FL
SEPTEMBER 20, 2000

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)
                                   -----------

3

                                     ASSETS

CURRENT ASSETS

   Cash                                                              $   504,150
  Accounts receivable, net                                             2,579,144
  Inventory                                                              337,622
  Note receivable                                                         63,286
  Deferred Taxes                                                          58,201
  Other current assets                                                    47,553
                                                                     -----------
     Total Current Assets                                              3,589,956
                                                                     -----------

PROPERTY & EQUIPMENT - NET                                               236,207
                                                                     -----------

OTHER ASSETS

  Deferred expense, net                                                  100,000
  Patents and trademarks, software, net                                  241,222
  Investments, net                                                       624,375
  Deposits                                                                 6,115
  Goodwill                                                            20,479,386
                                                                     -----------
     Total Other Assets                                               21,451,098
                                                                     -----------

TOTAL ASSETS                                                         $25,277,261
                                                                     ===========








           See accompanying notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)
                                   -----------




                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                 $  5,307,710
  Accrued expense                                                       511,281
  Loans payable                                                         140,000
  Notes payable                                                         177,030
  Deferred revenue                                                      911,334
                                                                   ------------
     Total Current Liabilities                                        7,047,355
                                                                   ------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares authorized,           8,978
   Additional paid-in capital                                        28,445,672
   Other comprehensive loss                                            (892,800)
   Accumulated deficit                                               (4,544,530)
   Less: stock issued for future services                            (4,787,414)
                                                                   ------------
     Total Stockholders' Equity                                      18,229,906
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 25,277,261
                                                                   ============







           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------



                                                                              For the Three           For the Nine
                                                                            Months Ended July       Months Ended July
                                                                                31, 2000                   31, 2000
                                                                              -----------             ------------

                                                                              $   361,972             $    759,379
                                                                              -----------             ------------
COSTS AND OPERATING EXPENSES
   Advertising                                                                      8,597                   35,742
   Professional and consulting fees                                             4,483,149                5,018,603
   Payroll expense                                                                 66,871                  121,184
   Selling, general and administrative                                             71,801                  128,380
                                                                              -----------              -----------
     Total Operating Expenses                                                   4,630,418                5,303,909
                                                                              -----------              -----------

LOSS FROM OPERATIONS                                                           (4,268,446)              (4,544,530)

PROVISION FOR INCOME TAXES                                                             --                       --
                                                                              -----------              -----------
NET LOSS                                                                      $(4,268,446)             $(4,544,530)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                               (399,405)                (892,800)
                                                                              -----------              -----------

COMPREHENSIVE LOSS                                                            $(4,667,851)             $(5,437,330)
                                                                              ===========              ===========

Net loss per share - basic and diluted                                        $     (0.65)             $     (0.76)
                                                                              ===========              ===========

Weighted average number of shares outstanding - basic and diluted               6,593,868                6,014,392
                                                                              ===========              ===========







           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JULY 31, 2000 - (UNAUDITED)



                                                                                    For the Nine Months Ended
                                                                                          July 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                                $(4,544,530)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred revenue realized                                                                (723,129)
     Depreciation                                                                                2,393
     Stock issued to consultants for services                                                4,988,197
   Changes in assets and liabilities:
     Accounts receivable                                                                        (7,000)
     Other current assets                                                                         (500)
     Accounts payable and accrued liabilities                                                   44,475
                                                                                           -----------
       Net Cash Used In Operating Activities                                                  (240,094)
                                                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                  (26,940)
     Increase in deposits                                                                       (6,115)
     Advance to newly acquired subsidiary                                                      (95,000)
     Cash received from acquisition of subsidiaries                                            222,299
                                                                                           -----------
       Net cash provided by investing activities                                                94,244
                                                                                           -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans and notes                                                             140,000
     Proceeds from issuance of common stock                                                    510,000
                                                                                           -----------
       Net cash provided by financing activities                                               650,000
                                                                                           -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          504,150

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     --
                                                                                           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $   504,150
                                                                                           ===========


SUPPLEMENTAL CASH FLOW INFORMATION

       Non Cash Investing and Financing Activities:

       During the nine months ended July 31, 2000, 1,760,294 shares were issued for services to consultants. The shares were valued at $9,775,611, of which $4,787,414 has been deferred.

       The Company issued 180,790 shares of common stock having a fair value of $1,867,787 to satisfy the debt to a vendor of a subsidiary company.

       The Company issued 1,365,607 shares of common stock having a fair value of $16,301,251 to acquire E-Biz, Inc. and its wholly owned subsidiaries.



           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JULY 31, 2000 - (UNAUDITED)


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

                  Insiderstreet.com FL was acquired by Insiderstreet.com Inc ,a Nevada corporation, F/K/A Sierra Holdings Group, Inc. (an inactive public shell) in a transaction accounted for as a recapitalization of Insiderstreet.com FL. Insiderstreet.com FL began business in November 1999 and had no prior period of operations.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on December 15, 1999.

NOTE 2            LOANS
------            -----

                  During the three months ended July 31, 2000, the Company received a loan from a stockholder. The loan of $37,500 is non-interest bearing and due on demand.

NOTE 3            STOCKHOLDERS' EQUITY
------            --------------------

                  (A) Issuance of Common Stock for Services
                  -----------------------------------------

                  During the three months ended July 31, 2000, 1,505,594 common shares were issued for services to consultants. The shares were valued at $4,473,405 using fair value as determined by the quoted trading prices on the agreement dates.

                  (B) Issuance of Common Stock for Cash
                  -------------------------------------

                  During the three months ended July 31, 2000, 94,154 common shares were issued for cash in the amount of $500,000.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JULY 31, 2000 - (UNAUDITED)


                  (C) Issuance of Common Stock for Merger
                  ---------------------------------------

                  During the three months ended July 31, 2000, 1,365,607 common shares were issued in a merger accounted for under the purchase method of accounting. The shares were issued to E-Biz, Inc., a wholly-owned subsidiary of the Company. The fair value of the shares issued was $16,301,251. (See Note 4)

                  (D) Issuance of Common Stock for Debt settlement
                  ------------------------------------------------

                  During the three months ended July 31, 2000, 180,790 common shares were issued to satisfy the debt with a vendor of HardwareStreet.com, Inc. , a wholly-owned subsidiary of E-Biz, Inc. The fair value of the shares issued was $1,867,787.

NOTE 4            ACQUISITION OF SUBSIDIARIES
------            ---------------------------

                  On July 27, 2000, the Company acquired 100% of the issued and outstanding stock of E-Biz, Inc., in exchange for 1,365,607 shares of the Company's common stock and 319,280 contingent shares held in escrow to be distributed contingent on meeting certain stipulated revenue criteria.

                  The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of E-Biz, Inc. and subsidiaries will be included in the consolidated financial statements for the period beginning on August 1, 2000.

                  The purchase price of $16,301,251 was determined based on the average quoted trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over book value of the net assets acquired to goodwill in the amount of $20,479,386. The allocation is preliminary. The goodwill will be amortized over five years beginning August 1, 2000.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JULY 31, 2000 - (UNAUDITED)



                  The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

                  Cash                                      $      170,428
                  Accounts receivable                            2,572,144
                  Inventory                                        337,622
                  Other current assets                             168,540
                  Property and equipment                           211,659
                  Other assets                                     341,222
                  Goodwill                                      20,479,386
                  Accounts payable                              (5,598,093)
                  Other current liabilities                     (2,204,627)
                  Notes Payable                                   (177,030)
                                                            --------------
                                                            $   16,301,251
                                                            ==============


                  The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place on November 1, 1999:

                                                       For the Nine Months Ended
                                                             July 31, 2000
                                                       -------------------------

                  Revenues                                  $   16,705,223
                  Costs and expenses                            25,218,663
                                                            --------------

                  Net loss                                  $   (8,513,440)
                                                              --------------

                  Net loss per share - basic and diluted    $        (1.42)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Until the recent acquisition (July 2000) of EbizStreet, Inc. we were primarily an Internet marketing company and financial content provider, providing proactive professional marketing services to both micro and small cap public companies ("Clients") that were seeking to gain exposure among potential investors , analysts and others within the investment community. We will continue to allow subscribers to read information about a variety of Clients, create technical charts, track stock portfolios and read feature stories from financial analysts. We will continue to provide these clients with e-mail marketing, banner advertising services and other investor relations tools. Access to our web site is free. Revenues have been generated from fee-based services offered for cash and/or common stock of our Clients. When we receive Common Stock of a Client for services, such payment is typically in addition to (not in lieu of) cash payment for services. Our client list is comprised primarily of Clients lacking the resources to perform the marketing functions necessary to promote their profiles to the investment community.

With the acquisition of all of the issued and outstanding stock of Ebizstreet, Inc. our focus has changed significantly. Ebizstreet is a value-added reseller of computer hardware and software to business. Through its subsidiaries, HardwareStreet.com, Inc. and AMS Systems, Inc., Ebizstreet markets information technology products and services primarily to business, government, educational, institutional, consumer and home office users throughout the United States. Ebizstreet sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through sales account managers, telesales and the Internet on its two websites; www.hardwarestreet.com and www.softwarestreet .com.

Results of Operations

Revenues for the Three and Nine months Ended July 31, 2000

Revenues for the three and nine month period ended July 31, 2000 were $361,972 and $759,359 while expenses totaled $4,630,418 and $5,303,909 respectively. We incurred a loss from operations of $4,268,446 for the three month period ended July 31, 2000, as compared to net loss of $4,544,530 for the nine months ended July 31, 2000, . A significant portion of this loss is attributable to a non-cash expense attributable to the issuance of our common stock for consulting and professional fees. We recorded a comprehensive loss from the unrealized loss on available for sale securities of $399,405 and $892,800 which resulted in a comprehensive loss of $4,667,851 and $5,437,330 for the three and nine month period ended July 31, 2000. The foregoing financial disclosure does not reflect the acquisition by the Company of its subsidiary, EbizStreet, Inc. which occurred on July 27, 2000. Investors are urged to review Note 4 to our financial statements and to examine the pro forma combined results of operation.

Liquidity and Capital Resources

As of July 31, 2000 we had cash of $504,150, accounts receivable of $2,579,144 and total current assets of $3,589,956. We have property, plant and equipment (net of depreciation) of $236,207 and various deposits totaling $6,115. Our largest asset consists of $20,479,386 in goodwill from the acquisition of EbizStreet. We also have $624,375 in investment securities which consist of equity securities received from client companies and $241,222 in patents and trademarks. Our total assets equal $25,277,261.

Our current liabilities total $7,047,355 which consist primarily of accounts payable in the amount of $5,307,710, deferred revenues of $911,344 loans payable in the amount of $140,000 and notes payable of $177,030. The accounts payable are primarily attributable to our recent acquisition of Ebizstreet and its subsidiaries. The deferred revenues represents payments received from client companies for investor relation contracts services to be rendered in the future.



                            Part 11 Other Information

                            Item 1. Legal Proceedings

         We have been named as a Defendant in an action filed In the Court of Queen's Bench of Alberta Judicial District of Calgary, Alberta by Douglas Hurd. The action alleges wrongful termination of employment and seeks approximately $110,000 in damages. The Company has retained local counsel and intends to vigorously defend this action.

                          Item 2. Change in Securities


           On May 31, 2000 the company issued 575,594 shares of its restricted common stock to Theater Radio Network, Inc. in consideration for advertising and promoting web site traffic pursuant to the terms and conditions of an advertising agreement. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $2,410,300.

         On June 5, 2000 the Company issued a total of 750,000 shares of its restricted common stock to the shareholders of Eviewthis.com pursuant to the terms and conditions of a stock exchange agreement. We relied on the exemption provided by Section 4(2) of the Securities Act.

The total value of these shares is $3,750,000

         On July 11, 2000 the Company issued a total of 170,000 shares of its common stock to various consultants. The shares were issued pursuant to a consulting Service Plan and Registered on Form S-8. The total value of these shares is $1,952,188.

         On July 21, 2000 the Company issued a total of 94,154 shares of its restricted common stock to Robert Frankovich in exchange for his payment to the Company of $500,000 for our common stock. The shares were issued pursuant to an exemption from registration afforded by Regulation D.

         On July 27, 2000 the Company issued a total of 753,959 shares of its restricted common stock to the shareholders of AMS Systems, Inc. pursuant to the terms and conditions of a stock exchange agreement. We relied on the exemption provided by Section 4(2) of the Securities Act.

The total value of these shares is $9,000,009.

         On July 28, 2000 the company issued 10,000 restricted shares of common stock to Huckaby Properties. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $75,000.

         On August 2, 2000 the company issued 180,790 restricted shares of common stock to CNET Networks, Inc. The shares were issued pursuant to a settlement agreement entered into by the company. The settlement agreement was in connection with the acquisition of Hardware Street.com Inc. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $1,867,787.

         On July 27, 2000 the Company issued a total of 611,648 shares of its restricted common stock to the shareholders of Hardware Street.com Inc. pursuant to the terms and conditions of a stock exchange agreement. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $7,301,242.


                    Item 3.   Defaults Upon Senior Securities

None

                    Item 4. Submission of Matters to a Vote of Security Holders None.

                    Item 5.   Other Information
None.

                    Item 6.  Exhibits and Reports on Form 8-k

(a) Exhibits.

27                Financial Data Schedule

(b)      Reports on Form 8-K

         On June 7, 2000 we filed a report on Form 8-k indicating that pursuant to a meeting of the Company's Board of Directors, the Company dismissed its principal accountant Jones, Jensen and Company, L.L.C. and retained its current accounting firm; Weinberg & Co.

         On July 11, 2000 we filed a report of Form 8-k reporting on the acquisition of EbizStreet.com Inc.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InsiderStreet.com Inc.

        /s/ Raymond Miller

BY: Raymond Miller, president

Dated: This 20th day of September  2000