Form 10QSB/A
period 2000-07-31
INSIDERSTREET COM INC
filed 2000-10-06
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB A

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

         Yes  (X)          No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 2000
                                           ---------------

           CLASS                             Outstanding at August 31, 2000
----------------------------                 ------------------------------
Common stock $.001 Par Value                            8,978,066

                             INSIDERSTREET.COM, INC.

PART I:   FINANCIAL INFORMATION



                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)
                                   -----------



                                     ASSETS
                                     ------

CURRENT ASSETS

   Cash                                                              $ 1,004,150
  Accounts receivable, net                                             2,579,144
  Inventory                                                              337,622
  Note receivable                                                         63,286
  Deferred Taxes                                                          58,201
  Other current assets                                                    47,553
                                                                     -----------
     Total Current Assets                                              4,089,956
                                                                     -----------

PROPERTY & EQUIPMENT - NET                                               236,207
                                                                     -----------

OTHER ASSETS

  Deferred expense, net                                                  100,000
  Patents and trademarks, software, net                                  241,222
  Investments, net                                                       624,375
  Deposits                                                                 6,115
  Goodwill, net                                                       22,840,691
                                                                     -----------
     Total Other Assets                                               23,812,403
                                                                     -----------

TOTAL ASSETS                                                         $28,138,566
------------                                                        ===========




           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)
                                   -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                 $  5,316,044
  Accrued expense                                                       511,281
  Loans payable                                                         140,000
  Notes payable                                                         677,030
  Deferred revenue                                                      911,334
                                                                   ------------
     Total Current Liabilities                                        7,555,689
                                                                   ------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares authorized,           8,888
   Additional paid-in capital                                        27,230,506
   Other comprehensive loss                                            (892,800)
   Accumulated deficit                                                 (962,812)
   Less: stock issued for future services                            (4,800,905)
                                                                   ------------
     Total Stockholders' Equity                                      20,582,877
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 28,138,566
------------------------------------------                         ============




           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------



                                                                          For the Three       For the Nine
                                                                        Months Ended July   Months Ended July
                                                                            31, 2000            31, 2000
                                                                          -----------          -----------
REVENUE                                                                   $   361,972          $   759,379
                                                                          -----------          -----------

COSTS AND OPERATING EXPENSES

   Advertising                                                                159,241              186,386
   Professional and consulting fees                                           494,015            1,029,469
   Payroll expense                                                             66,871              121,184
   Depreciation and amortization                                              174,612              175,832
   Selling, general and administrative                                        153,961              209,320
                                                                          -----------          -----------
     Total Operating Expenses                                               1,048,700            1,722,191
                                                                          -----------          -----------

LOSS FROM OPERATIONS                                                         (686,728)            (962,812)

PROVISION FOR INCOME TAXES                                                         --                   --
                                                                          -----------          -----------

NET LOSS                                                                  $  (686,728)         $  (962,812)
                                                                                               -----------

OTHER COMPREHENSIVE LOSS

  Unrealized loss on available-for-sale securities                           (399,405)            (892,800)
                                                                          -----------          -----------

COMPREHENSIVE LOSS                                                        $(1,086,133)         $(1,855,612)
                                                                          ===========          ===========

Net loss per share - basic and diluted                                    $     (0.10)         $     (0.16)
                                                                          ===========          ===========

Weighted average number of shares outstanding - basic and diluted           7,083,180            6,100,468
                                                                          ===========          ===========


           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                          For the Nine Months Ended
                                                                                July 31, 2000
                                                                                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                      $  (962,812)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred revenue realized                                                      (723,129)
     Amortization                                                                    173,438
     Depreciation                                                                      2,393
     Stock issued for services                                                     1,224,708
   Changes in assets and liabilities:
     Accounts receivable                                                              (7,000)
     Other current assets                                                               (500)
     Accounts payable and accrued liabilities                                         52,809
                                                                                 -----------
       Net Cash Used In Operating Activities                                        (240,093)
                                                                                 -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                        (26,941)
     Increase in deposits                                                             (6,115)
     Advance to newly acquired subsidiary                                            (95,000)
     Cash received from acquisition of subsidiaries                                  222,299
                                                                                 -----------
       Net cash provided by investing activities                                      94,243
                                                                                 -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans and notes                                                   640,000
     Proceeds from issuance of common stock                                          510,000
                                                                                 -----------
       Net cash provided by financing activities                                   1,150,000
                                                                                 -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                              1,004,150

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           --
                                                                                 -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 1,004,150
                                                                                ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Investing and Financing Activities:

During the nine months ended July 31, 2000, 1,010,594 shares were issued for services to consultants. The shares were valued at $6,025,613, of which $4,800,905 has been deferred.

The Company issued 90,395 shares of common stock having a fair value of $933,780 to satisfy the debt to a vendor of a subsidiary company.

The Company issued 1,365,607 shares of common stock having a fair value of $16,301,251 to acquire EbizStreet, Inc. and its wholly owned subsidiaries.

The Company issued 750,000 shares of common stock having a final value of $3,468,750 to acquire E-ViewThis.Com, Inc.

           See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
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

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on December 15, 1999.

NOTE 2            INVENTORY
------            ---------
                  Inventory consists of computer parts held for resale.

NOTE 3            LOANS
------            -----
                  During the three months ended July 31, 2000, the Company received a loan from a stockholder. The loan of $37,500 is non-interest bearing and due on demand.

                  During the three months ended July 31, 2000, the Company entered into a note payable of $500,000 from a vendor. The note accrues interest at 39% per annum, accrued interest and principal are due in full January 19, 2001. The vendor has the option to convert the note into 100,000 shares of the Company's common stock. The note also requires the Company to place 90,395 shares of common stock in escrow as collateral.

NOTE 4            STOCKHOLDERS' EQUITY
------            --------------------
                  (A) Issuance of Common Stock for Services
                  -----------------------------------------
                  During the three months ended July 31, 2000, 180,000 common shares were issued for services. The shares were valued at $2,027,188 using fair value as determined by the quoted trading prices on the agreement dates. The Company recognized $252,604 in expenses for the three months ended July 31, 2000.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                        AS OF JULY 31, 2000 - (UNAUDITED)


                  (B) Issuance of Common Stock for Cash
                  -------------------------------------
                  During the three months ended July 31, 2000, 94,154 common shares were issued for cash in the amount of $500,000.

                  (C) Issuance of Common Stock for Acquisition

                  During the three months ended July 31, 2000, 1,365,607 common shares were issued in an acquisition accounted for under the purchase method of accounting. The shares were issued to purchase EbizStreet, Inc. The fair value of the shares issued was $16,301,251 (See Note 5).

                  During the three months ended July 31, 2000, 750,000 common shares were issued in an acquisition accounted for under the purchase method of accounting. The shares were issued to purchase E-ViewThis.Com, Inc. The fair value of the shares issued was $3,468,750 (See Note 5).

                  (D) Issuance of Common Stock for Advertising Services

                  During the three months ended July 31, 2000, 575,594 common shares were issued for advertising services. The shares were valued at $2,410,300 using the fair value as determined by the quoted trading price on the agreement date. The Company recognized $150,644 in advertising expense for the three months ended July 31, 2000.

NOTE 5            ACQUISITION OF SUBSIDIARIES
------            ---------------------------
                  (A) Acquisition of E-ViewThis.Com, Inc.
                  ---------------------------------------
                  On May 5, 2000, the Company acquired 100% of the issued and outstanding stock of E-ViewThis.Com, Inc. in exchange for 750,000 shares of the Company's common stock. A principal stockholder of the Company who owned 50% of E-ViewThis.Com received 375,000 of the issued shares with a fair value of $1,734,375 determined based on the average quoted trading price of the Company's common stock during the acquisition period (See Note 4(c) and Note 6).

                  The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of E-ViewThis.Com, Inc., are included in the consolidated financial statements for the period beginning on May 5, 2000.

                  The purchase price of $3,468,750 was determined based on the average quoted trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over book value of the net assets acquired to goodwill in the amount of $3,468,750. The allocation is preliminary. The goodwill will be amortized over five years. Goodwill amortization began in May 2000. Amortization expense for the nine months ended July 31, 2000 was $173,438.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                        AS OF JULY 31, 2000 - (UNAUDITED)


                  (B) Acquisition of EbizStreet, Inc.
                  -----------------------------------
                  On July 27, 2000, the Company acquired 100% of the issued and outstanding stock of EbizStreet, Inc., in exchange for 1,365,607 shares of the Company's common stock and 319,280 contingent shares held in escrow to be distributed contingent on meeting certain stipulated revenue criteria.

                  The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of EbizStreet, Inc. and subsidiaries will be included in the consolidated financial statements for the period beginning on August 1, 2000.

                  The purchase price of $16,301,251 was determined based on the average quoted trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over book value of the net assets acquired to goodwill in the amount of $19,545,379. The allocation is preliminary. The goodwill will be amortized over five years beginning August 1, 2000.

                  The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

                  Cash, net of overdrafts                          $    170,428
                  Accounts receivable                                 2,572,144
                  Inventory                                             337,622
                  Other current assets                                  168,540
                  Property and equipment                                211,659
                  Other assets                                          341,222
                  Goodwill                                           19,545,379
                  Accounts payable                                   (5,598,093)
                  Other current liabilities                          (1,270,620)
                  Notes Payable                                        (177,030)
                                                                   ------------
                                                                   $ 16,301,251
                                                                   ============

                  The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place on November 1, 1999:

                                                             For the Nine Months
                                                             Ended July 31, 2000
                                                             -------------------

                  Revenues                                      $ 16,705,223
                  Costs and expenses                              19,877,566
                                                                ------------

                  Net loss                                      $ (3,172,343)
                                                                ------------

                  Net loss per share - basic and diluted        $      (0.49)

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                        AS OF JULY 31, 2000 - (UNAUDITED)



NOTE 6            RELATED PARTY
------            -------------
                  During the three months ended July 31, 2000 a principal stockholder of the Company received 375,000 shares of the Company's common stock in exchange for his shares of E-ViewThis.Com, Inc. common stock with a fair value of $1,734,375 (See Note 5(A)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Until the recent acquisition (July 2000) of EbizStreet, Inc. we were primarily an Internet marketing company and financial content provider, providing proactive professional marketing services to both micro and small cap public companies ("Clients") that were seeking to gain exposure among potential investors, analysts and others within the investment community. We will continue to allow subscribers to read information about a variety of Clients, create technical charts, track stock portfolios and read feature stories from financial analysts. We will continue to provide these clients with e-mail marketing, banner advertising services and other investor relations tools. Access to our web site is free. Revenues have been generated from fee-based services offered for cash and/or common stock of our Clients. When we receive Common Stock of a Client for services, such payment is typically in addition to (not in lieu of) cash payment for services. Our client list is comprised primarily of Clients lacking the resources to perform the marketing functions necessary to promote their profiles to the investment community.

With the acquisition of all of the issued and outstanding stock of EbizStreet, Inc. our focus has changed significantly. EbizStreet is a value-added reseller of computer hardware and software to business. Through its subsidiaries, HardwareStreet.com, Inc. and AMS Systems, Inc., EbizStreet markets information technology products and services primarily to business, government, educational, institutional, consumer and home office users throughout the United States. EbizStreet sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through sales account managers, telesales and the Internet on its two websites; www.hardwarestreet.com and www.softwarestreet.com.

Results of Operations

Revenues for the Three and Nine months Ended July 31, 2000

Revenues for the three and nine month period ended July 31, 2000 were $361,972 and $759,359 while expenses totaled $1,048,700 and $1,722,191, respectively. We incurred a loss from operations of $686,728 for the three month period ended July 31, 2000, as compared to net loss of $962,812 for the nine months ended July 31, 2000. A significant portion of this loss is attributable to a non-cash expense attributable to the issuance of our common stock for consulting and professional fees. We recorded a comprehensive loss from the unrealized loss on available for sale securities of $399,405 and $892,800 which resulted in a comprehensive loss of $1,086,133 and $1,855,612 for the three and nine month period ended July 31, 2000. The foregoing financial disclosure does not reflect the acquisition by the Company of its subsidiary, EbizStreet, Inc. which occurred on July 27, 2000. Investors are urged to review Note 4 to our financial statements and to examine the pro forma combined results of operation.

Liquidity and Capital Resources

As of July 31, 2000 we had cash of $1,004,150, net accounts receivable of $2,579,144 and total current assets of $4,089,956. We have property, plant and equipment (net of depreciation) of $236,207 and various deposits totaling $6,115. Our largest asset consists of $22,840,691 in goodwill from the acquisition of EbizStreet and EviewThis, net of $173,438 in amortization during the period. We also have $624,375 net in investment securities, which consist of equity securities received from client companies and $241,222 in patents and trademarks. Our total assets equal $28,138,566.

Our current liabilities total $7,555,689 which consist of accounts payable and accrued expenses in the amount of $5,827,325, deferred revenues of $911,334 loans payable in the amount of $140,000 and notes payable of $677,030. The accounts payable and accrued expenses are primarily attributable to our recent acquisition of EbizStreet and its subsidiaries. The deferred revenue represents payments received from client companies for investor relation contract services to be rendered in the future.

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

                          Item 2. Change in Securities

On May 31, 2000 the Company issued 575,594 shares of its restricted common stock to an in-theater advertiser in consideration for advertising and promoting web site traffic pursuant to the terms and conditions of an advertising agreement. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $2,410,300.

On June 5, 2000 the Company issued a total of 750,000 shares of its restricted common stock to the shareholders of EviewThis.com pursuant to the terms and conditions of a stock exchange agreement. We relied on the exemption provided by
Section 4(2) of the Securities Act.

The total value of these shares is $3,468,750.

On July 11, 2000 the Company issued a total of 170,000 shares of its common stock to various consultants. The shares were issued pursuant to a consulting Service Plan and Registered on Form S-8. The total value of these shares is $1,952,188.

On July 19, 2000 the Company issued 180,790 restricted shares of common stock to a vendor. 90,395 shares were issued pursuant to a settlement agreement entered into by the Company. The settlement agreement was in connection with the acquisition of Hardware Street.com Inc. The Company also entered into a note payable of $500,000 from the vendor. The Company issued 90,395 shares of common stock in escrow as collateral. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $1,867,560.

On July 21, 2000 the Company issued a total of 94,154 shares of its restricted common stock to an investor in exchange for his payment to the Company of $500,000 for our common stock. The shares were issued pursuant to an exemption from registration afforded by Regulation D.

On July 27, 2000 the Company issued a total of 753,959 shares of its restricted common stock to the shareholders of AMS Systems, Inc. pursuant to the terms and conditions of a stock exchange agreement. We relied on the exemption provided by
Section 4(2) of the Securities Act.

The total value of these shares is $9,000,009.

On July 27, 2000 the Company issued a total of 611,648 shares of its restricted common stock to the shareholders of HardwareStreet.com, Inc. pursuant to the terms and conditions of a stock exchange agreement. The total value of these shares is $7,301,242. We relied on the exemption provided by Section 4(2) of the Securities Act.

On July 28, 2000 the Company issued 10,000 restricted shares of common stock to a property leasing company. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares is $75,000.

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

InsiderStreet.com Inc.

/s/Raymond Miller
-----------------------------------
BY: Raymond Miller, President
Dated: This 4th day of October 2000