Form 10KSB
period 2000-10-31
INSIDERSTREET COM INC
filed 2001-03-26
CIK 1059137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 2000

                           Commission File No. 0-23995

                             INSIDERSTREET.COM, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                                NEVADA 87-0576421
      -------------------------------------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                   4014 Blackburn Lane Burtonsville, MD 20866
                   ------------------------------------------
                    (Address of principal executive offices)

                        2907 Bay to Bay Blvd., Suite 203
                              Tampa, Florida 33629
           -----------------------------------------------------------
          (Former Name or Former Address, if changed from last Report)

                                 (301) 384-2400
                         ------------------------------
                         (Registrant's telephone number)

              Securities registered under Section 12(b) of the Act:

                   Title of each class to be registered: None

                             Name of exchange:           None

           Securities registered pursuant to section 12(g) of the Act:

                      Title of each class to be registered:
                      -------------------------------------
                          Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes    No XX

_______Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2001 is $450,000

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
               BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS.

         Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES________ NO__________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of March 9, 2001, there were 9,744,504 shares of the Company's $0.001 par value common stock issued and outstanding.


                             AVAILABLE INFORMATION.
                             ----------------------

         The public may read and copy any materials filed by Insiderstreet.com, Inc. (referred to throughout this Report as "our company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

            CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT
            ---------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

         The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

         Form 10-KSB for the year ended October 31, 1998
         Form 10-KSB for the year ended October 31, 1999
         Form 10-QSB for the quarter ended January 31, 2000
         Form 10-QSB for the quarter ended April 30, 2000
         Form 10-QSB for the quarter ended July 31, 2000
         Form 8-k filed on June 7, 2000

PART I.

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Business Development.
---------------------

We were originally incorporated as Sierra Holdings Group, Inc. For a description of our business from inception until its acquisition of InsiderStreet, Inc., a Florida corporation we refer you to our Form 10-KSB for the year ended October 31, 1998, which was previously filed with the Securities and Exchange Commission.

Business.
---------

Until November 1, 1999, we have never engaged in any substantial business operations. In November 1999, pursuant to a change in control of the company which is more clearly set forth in our Form 10-KSB for the year ended October 31, 1999 new management was appointed and we began a series of acquisitions which resulted in our current operating structure.

In January 2000, we completed the acquisition of InsiderStreet Inc., a Florida corporation pursuant to an Agreement and Plan of Reorganization by which we acquired all of the issued and outstanding shares of common stock of Insider Street in exchange for approximately 2,480,000 "unregistered" and "restricted" shares of our common stock.

Effective as of December 21, 1999 we changed our name to InsiderStreet.com Inc., which at the time was our sole operating subsidiary. InsiderStreet.com Inc. is an Internet based provider of investor relations marketing services for micro and small-capitalization public companies. InsiderStreet generates revenues from its fee-based services and shares of common stock that it receives as part of its compensation packages with entities for which it provides services.


INSIDERSTREET.COM.

InsiderStreet provides financial public relations. Its website and portal, www.InsiderStreet.com, provides information to assist in the distribution and coverage of client information.

We have a database of investor/broker members that include both retail investors and brokers. We are also trying to establish partnerships with some of the leading sources of financial information on small-cap companies. We believe that these relationships will help InsiderStreet establish a long-term growth strategy by gaining a more recognizable name within the investment community.

We generate revenue from our fee-based services with cash and restricted common stock received as part of the compensation package. The stock is provided in addition to, rather than in lieu of payment for services. InsiderStreet focuses on emerging companies that show the greatest promise for future growth and hence appreciation in stock price.


INDUSTRY

The on-line "Stock Reporting" industry today is a fragmented industry mainly composed of small privately held corporations with a small foothold in the market. There is no one leading source of information on small cap and bulletin board companies on the Internet today. There is however a growing list of quality sites that could be considered true competitors. It was Insider's plan to find these sites and acquire a number of them consolidating the industry in InsiderStreet.com's favor. None of these acquisitions were ever consummated.

InsiderStreet has a program in place to constantly review potential competitors. InsiderStreet's ongoing research includes website reviews, phone conversations with company executives of both the reviewed site as well as those who have hired these companies in the past and reviews of their marketing materials. Management believes that its primary competition will come from other information providers specializing in reporting on NASDAQ small cap and bulletin board companies. While there are a large number of general investing and financial sites that could be considered competitors since both the Company and these sites compete for the same audience traffic, however these sites do not compete for the same customers as InsiderStreet.com.

InsiderStreet has positioned its services to target the bulletin board and small cap market and by keeping the interests of its clients a priority. In addition to a review of the client company's operations, we also publish information that comes directly from customers, public filings and publicly released information. Viewers are driven to the site by using targeted Email, banner advertising, continued member communication, affiliations with other general financial websites and unique marketing promotions.

BUSINESS STRATEGY

Currently there is no leading source for information for investors to find quality information on bulletin board and small cap companies. Company executives who desire to gain a larger investor market cap have to rely on traditional public relations companies or internal marketing efforts like road shows to tell their story. Traditional media outlets, television, newspapers and large financial websites primarily focus on the larger issues with big names and well-known products and services. It has become increasingly difficult for CEO's of these companies to gain an audience with a large retail investor group.

InsiderStreet, in the first 10 months of operation, has contracted with approximately 20 companies with limited marketing efforts. However, increasing competition may make it very difficult for us to expand this customer base without an infusion of capital. Moreover, current management does not have the expertise in the financial public relations field and will be forced to rely on outside consultants if management wants to pursue further growth.

Management believes that there are many small cap and bulletin board companies that are good investments, run by managers who care about the revenue and market share not just their market cap. However, it is difficult for their stocks to be seen by investors. This is primarily due to the fact that mutual funds do not buy these stocks and Wall Street analysts do not follow them, because they are too small and considered too risky.

This is exactly the niche that the InsiderStreet wishes to pursue. InsiderStreet conducts the research into its client companies and with the advent of the Internet, potential investors have a place to look for more speculative investment opportunities that they probably couldn't find elsewhere.

InsiderStreet.com was founded to fulfill two needs:

1. To provide a place where on-line investors could find quality and factual information on emerging small cap and bulletin board companies.

2. To provide a credible means for small cap and bulletin board companies to distribute their information to on-line investors.

To this end InsiderStreet developed an investment portal website called www.InsiderStreet.com that allows investors to find investment information on small cap and bulletin board companies and enables these companies a vehicle to disseminate their stories to a large on-line investing audience.

The goal of the website was to increase the number of repeat visitors and creates a high-traffic, member rich and advertiser friendly Website. In addition, InsiderStreet.com has begun to create a large database of individuals who are interested in investing. This database will enable Insiderstreet.com to regularly communicate information about public companies to a large group of pre-identified investors.

This database is created using a community model through the use of a free membership where members get access to InsiderStreet.com's array of services and email reports. When visitors join they fill out a simple questionnaire that identifies them as investors. With the help of this member profile, InsiderStreet.com will, through repeat visits and e-mail marketing, have the opportunity to continuously present our customer's information, conduct surveys, and offer other products for sale. There is a value to advertisers who wish to target a large concentrated market of investors and would pay a premium to reach this market.

DEVELOPING STRATEGIC PARTNERSHIPS

InsiderStreet has developed several partnerships that enable it to distribute its content further than its internal membership. Most of these relationships allow visitors to other financial sites to "point and click" and be forwarded to the InsiderStreet web page . This allows for further marketing and promotion of the InsiderStreet.com site and facilitates InsiderStreet's ability to acquire new customers at a reduced cost.

CUSTOMERS

There are more than 3,500 bulletin board public companies listed on the OTC and over 4,000 small cap public companies listed on the NASDAQ exchange. A secondary market for the Company includes small cap companies on the Canadian Stock Exchange. We estimate that there are several thousand companies on the CSE prospects.

Some of our customers include:

       Collectable Concepts Group (CCGR)      Focus Wireless (FONE)
       Allnet Services (ANSC)                 International Electronics (IEIB)
       IDial Networks (IDNW)                  American Absorbents (AANP)
       Centre Capital (CCCX)                  Centraxx (CNXX)


SALES & MARKETING

Membership Development:

One of the critical success factors for InsiderStreet.com is developing and sustaining a large database of investors who continue to regularly visit the Company's website. The size and quality of InsiderStreet's membership database is one of the determining factors of the fees that it can charge for its services. The larger the membership base, the more the Company can charge for its services because it allows a larger potential investor group to distribute client's corporate profiles. In addition to increasing fee based services, larger membership also equates to a larger amount of page views to the Company's website. This will allow the Company to attract advertisers to the website.

InsiderStreet hired a web consultant to assist in driving traffic to the site. While traffic did increase initially, the Company has done very little advertising to draw additional visitors to the website. However, the Company has been able to acquire nearly 4,000 members. There is no fee for membership. As visitors come to the InsiderStreet.com website, they will be able to read information on client companies. To look at all the information or request an email when new companies are profiled, members simply register their name and email address. We used banner advertising and outside sales agents to drive traffic to our website. Due to limited resources, we have stopped our marketing activities and as a result, we are drawing very few new visitors to the site.

Linking with Other Financial Sites - InsiderStreet has identified over 200 financial websites that provide a list of links for other financial websites. The cost for these services are usually free or use a reciprocal link.

InsiderStreet.com Services:

InsiderStreet derives 90% of its revenue from its fee based proactive investor relations services. InsiderStreet receives cash and restricted common stock from its client companies and contracts range from one week to twelve-month durations. The fees are based on the combination of services provided to its clients and the term length of each contract. Fees run from a low of $10,000 to a high of $600,000 in cash and restricted common stock. During the year, the average fee was approximately $80,000, almost all of which was paid for in the common stock of client companies. The final price negotiated with a client depends also on the client's current stock price and other factors.

         Some of the services offered by InsiderStreet include:

*The Stock of the Week:
         This weekly feature showcases a company's corporate information and includes fundamental business overview, discussions of products and/or services, brief management overview and past performance of the company.

*Glimpse Information:
         Interviews of corporate executives. Investors get to read in-depth information directly from the people who are in charge.

*Corporate Profiles:
         Corporate Profiles provide a more complete corporate write-up. InsiderStreet writes complete corporate overviews and goes in-depth with corporate information, which includes continued coverage on press announcements, up-to-date stock information and transactions as well as pictures of products and service marks.

Due to ongoing financial problems, InsiderStreet is no longer able to provide any of these services as it has not been able to support the costs for operation of the website and as such the site is no longer operational.

COMPETITION

Financial public relations is a highly fragmented business and includes traditional brokerage firms such as Morgan Stanley Dean Winter, Prudential Securities to small, thinly capitalized local companies that may or may not be licensed by a regulatory body. Some of the Internet based investor relation companies include Streetinsider.com, Market-pulse.com and Thestockpage.com

The Stockpage.com is an internet-based newsletter dedicated to providing free market data to help investor's research and track their next investment. TheStockpage.com also provides detailed corporate profiles of public companies that have yet to be discovered by Wall Street insiders or that may be undervalued in the present stock market. There are also dozens of investor relations' websites that could be considered competition for InsiderStreet.com.


CURRENT STATUS

While management believes that InsiderStreet serves a unique role in serving micro cap companies and the investment community, management does not believe that it would be beneficial to continue to focus its efforts on the further development of InsiderStreet. The financial public relations field has become increasingly competitive. Not only are these services provided by registered broker dealer and investment advisory firms, financial public relations is also provided by companies who are not registered by either the Securities and Exchange Commission or the National Association of Securities Dealers. Management has found that the competition for client companies, especially in the niche market, which they have focused their efforts to be increasingly difficult. With the proliferation of customers obtaining stock information from the Internet, InsiderStreet has found that its marketing programs are not meeting with the success that they had anticipated. Funds from operations are not sufficient to upgrade its website to stay competitively positioned. As a result InsiderStreet can no longer fulfill its contractual obligations with client companies, InsiderStreet will in all likelihood be required to refund to the client companies a portion of their cash payments and/or common stock previously received.

Eviewthis.com

On June 5, 2000 we acquired 100% of the issued and outstanding common stock of Eviewthis.com Inc. in a transaction valued at $3.75 million based upon the then market value of our common stock. We issued to the shareholders of EviewThis, Michael Muzio and Mark Laisure a total of 3,750,000 shares of our restricted common stock. EviewThis is a start-up e-commerce and content site that focuses on the entertainment industry. EviewThis.com provides rich, dynamic streaming entertainment content and entertainment products to consumers through the Internet. Movie trailers, videos and music reviews are provided on its website. The site provides reviews on current movie and music releases on a broad range of formats, streaming movie trailers, music videos and daily content on entertainment. EviewThis.com also provides over 10,000 movie (video tape and DVD), music (cassette and CD) and book titles.

OVERVIEW

EViewThis.com is an Internet retailer of entertainment products including music, movies and books. It offers full entertainment content updated daily including streaming movie trailers, movie and music reviews and interviews, behind the scene reports on movies and more. The Company differentiates itself from its competition by packaging entertainment content with product.

This allows EviewThis.com to acquire potential customers and increase unique visitors with a low customer acquisition cost as compared to traditional Internet advertising and brand building utilized by the competition.

Retail entertainment merchandising:

Traditional channels of retail entertainment merchandise distribution, such as music stores, home video stores, book stores and mass market retailers, have several limitations, noted as follows:

*Inconvenience
*Narrow selection.
*Lack of information and personalization.

On-line retailers of entertainment products have almost unlimited "virtual" shelf-space. They can offer consumers a broader range of product categories, and selections within those categories, than can physical retailers. In addition, online retailers can provide consumers with a wide range of useful and entertaining information as part of the online shopping experience, such as interviews with authors or artists, book, music or video reviews, discographies and other lists of artists' works, historical perspectives and feedback from other consumers. The online shopping experience can be interactive, such as giving consumers the opportunity to provide their own personal reviews or products that they have bought. Finally, online retailers can also use technology to instantaneously gauge and respond to a particular consumer's interests, such as offering online recommendations or suggestions by e-mail of other products the consumer may be interested in based on the buying patterns of customers who bought the same product or information provided by the consumer about his or her interests.

Many online retailers of entertainment merchandise provide a shopping experience that, while convenient, informative and offering a wide selection of products, fails to fully deliver on entertainment value. Certain strategic relationships between online retailers and multimedia content delivery companies have attempted to create a blending online commerce and entertainment experience. These initiatives are often limited in the product selection offered on the content deliverer's Web site and give a "piecemeal" impression to consumers, who are exposed to multiple companies' brands and Web site "look-and-feel" as part of the shopping/entertainment experience.

BUSINESS STRATEGY

EViewThis.com's objective is to become an online entertainment provider. EviewThis' strategy to achieve this objective is to build a network of private label entertainment product storefronts on the Web. To implement this strategy, EviewThis is striving to attract a growing base of consumers to its own online store, and to provide it with a superior shopping and entertainment experience.

Visitors to our online store at "www.EviewThis.com" see a home page that highlights entertainment and utilizes content to wrap around the three product departments: "Music", "Books" and "Movies", as well as entertainment focused news and interviews with artists and authors. Daily changes in content are made to specific title promotions in each department and on the home page. Shoppers browse the store by clicking on the permanently displayed department names to move directly to the department home page and to view selected title promotions within that department, current top-selling titles and additional content oriented to the products offered in that department. Shoppers can also search the store by entering text, such as a title, an artist's or author's name, or a keyword, in the search box at the top of any page. Search results return a list of one or more products that relate to the search term, and customers can click on a link to the desired item to obtain more information such as: *CDs: artist name, genre, label, release date, song titles and price *Books: author name, genre, format (hardcover or paperback), number of pages, publication date, publisher and prices *Videos: director name, names of actors, studio name, format (video cassette or DVD), available releases and prices

MARKETING AND PROMOTION

The critical components of the EviewThis.com plan to increase sales of entertainment products will focus on:

         * Increasing traffic to the main online store, the indiaudio.com store and the online stores of our horizontal marketing sites through ESN
         *     Building customer loyalty
         *     Maximizing repeat purchases; and
         *     Developing incremental revenue opportunities.

EviewThis pursues a variety of media, business development and promotional methods to achieve these goals, including online and traditional advertising and public relations activities (such as sponsoring movies and other events). We may also offer an affiliate program, which will embed one or more general or product-specific links to the site on affiliate Web sites. Affiliates would be paid a commission on orders placed by customers who are directed to the Company's site from affiliate Web sites.

EviewThis also hopes to establish alliances with other Web sites to increase the number of visitors to the site.

FULFILLMENT PARTNERS

EviewThis has outsourced all of its order fulfillment and shipping operations in order to allow EviewThis to focus on core strengths of developing and enhancing compelling online entertainment product merchandising and content delivery initiatives and to avoid the need to invest in warehouse and other distribution infrastructure or carry inventory.

CURRENT STATUS

Being able to provide streaming video on the website is becoming increasingly commonplace on the Internet. In order to be successful with the promotion and maintenance of a website concentrating on streaming videos or music, the website must be able to respond quickly to technological changes in the market place. EviewThis did not employ any information technology personnel. As a result, it was dependent on third party website developers to maintain and enhance its website. Unable to generate sufficient revenues to pay third party vendors to continually update the site, EviewThis has not been able to keep abreast with the competitive forces in the marketplace. As a result, management is contemplating closing the site to eliminate ongoing website maintenance fees.

In July of 2000, we acquired all of the issued and outstanding shares of common stock of Ebizstreet, Inc. a Nevada corporation pursuant to a stock exchange agreement entered into between AMS and the respective shareholders of Ebizstreet. At the time of the acquisition, Ebizstreet was a holding company with two operating subsidiaries, AMS Systems Inc., a Maryland company and HardwareStreet.com Inc., a Nevada company. We issued a total of 1,684,887 shares of our common stock to the shareholders of Ebizstreet. The Ebizstreet shareholders represented the former shareholders of AMS as well as the shareholders, note holders and debenture holders of HardwareStreet. The former AMS shareholders received a total of 1,005,278 shares of our common stock while the shareholders, note holders and debenture holders of Hardwaretreet.com received a total of 679,610 shares. The transaction was valued at $20,246,095 as a result of the issuance of these shares of our common stock. We made these acquisitions in order to shift our attention to what we believed was a more viable business model.



AMS SYSTEMS, INC.

Founded in January 1991, AMS Systems Inc. provides direct solutions based sales of hardware, software and integration, from basic workstations to complex networks.

AMS is a leading direct marketer of information technology products and services to business, government, educational, institutional, consumer and home office users in the United States. The company sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable sales account managers and technicians. AMS offers products from the top hardware and software distributors in the United States and throughout the world. AMS Systems, Inc. is an authorized provider of sales and services of more than fifty of the top manufacturers including IBM, Compaq, Intel, Hewlett Packard, Cisco, 3Com, Dell and Microsoft.

AMS Systems' clients include Fortune 1000 Companies such as Lucent Technologies, MCI, Breakaway Solutions and Thompson Financial, Federal agencies including Alcohaol Tobacco and Firearms, National Oceanic and Atmospheric Administration, Goddard Space Center, Federal Aviation Admistration and FANNIE MAY, State and local governments such as The City of Baltimore, The State of Maryland, The State of Virginia and The State of North Carolina, and educational institutions such as University of Maryland, John Hopkins and the Baltimore public school district.

AMS generated approximately $13,000,000 in gross sales in 1999 and $14,000,000 in 2000. (Sales total for 2000 are based on 10 months reporting from January 1, 2000 through October 31, 2000). Net income (loss) for these years was approximately $(88,000) and $102,000 respectively.

INDUSTRY

The worldwide information technology products and services distribution industry generally consists of suppliers and manufacturers ("suppliers"), which sell directly to distributors, resellers, and end-users; distributors, which sell to direct marketers; and direct marketers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, value-added resellers or "VARs," systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, and computer retailers. Relatively new to this list are Internet resellers, whose virtual storefronts offer a wide variety of products and services. Many of these companies are heavily dependent on distribution partners with the necessary systems and infrastructure in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell.

A number of emerging industry trends provide new opportunities and challenges for resellers of information technology products and services. For example, the continued growth of the Internet provides resellers with an additional means to serve both business and consumer markets through the development and use of effective electronic commerce tools. The growing presence and importance of such electronic commerce capabilities also provides resellers with new business opportunities as new categories of products, customers, and suppliers develop.

Another example involves a reevaluation of the traditional roles played by supply chain partners. Management believes that the chain of relationships between suppliers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. In the traditional industry model, distributors simply move product from manufacturers to resellers who in turn service end-user businesses or customers.

In contrast, the "demand chain" management model would reverse these steps as follows: (1) the reseller would start by listening to the needs of the end-user business or consumer, (2) with a clear understanding of these needs, the reseller would work with a manufacturing partner to design, sell and support solutions that address the needs of the end-user business and (3) the distribution partner would then work closely with suppliers and manufacturers to ensure that these solutions can be delivered through or on behalf of the resellers in a cost effective and timely manner.

The challenges for this model include the speed and extent to which distributors and their reseller and supplier partners embrace the model and make changes to their traditional way of doing business. The benefits of the demand chain model are increased efficiency and a reduced cost of doing business resulting from reduced channel inventory and associated costs, shortened channel response time, and improved value for each channel partner. AMS is committed to developing the relationships with channel partners that will support the demand chain model and as such has worked with the following manufacturers and distributors to facilitate and strengthen our corporate goals:

         Compaq Computer Corporation is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures, and markets hardware, software, solutions, and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, and communications products, commercial desktop and portable products, and consumer PCs.

         Dell Computer Corporation, is the world's leading direct computer systems company and a premier supplier of technology for the Internet infrastructure. AMS' current strategic channel partner program with Dell is to service government and educational markets. For example, we work with Dell to design and build large systems for entire school districts to ensure the presented solution can be implemented effectively.

         Ingram Micro is a leading full-line distributor of technology products to resellers throughout North America. Ingram Micro supports the growth of its partners with flexible financing options, expert technical support, business-development services, training opportunities, certified product configuration, progressive e-business solutions, and world-class logistics services.


AMS PRODUCTS

AMS offers popular brand name microcomputer products from Dell, Canon, Cisco, Compaq, Computer Associates, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Toshiba and 3Com, among many others. Management believes that one of the keys to the success of AMS is its high volume, cost-efficient operation, supported by state-of-the-art information technology systems, which enables AMS to offer these products at competitive prices combined with a high level of service.

Management is focused on providing a broad range of products and services and accurate and efficient order fulfillment. The Company believes that its on-line order capabilities provide a competitive advantage through real-time information access and processing capabilities. These on-line information systems, coupled with our operating procedures in tele-sales allows one-stop shopping for its customers by providing a comprehensive selection of products from the three top distributors (Ingram Micro, TechData & Merisel) as well as many other smaller distributors, including most of the computer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. AMS' broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its larger business and government customers, AMS provides a wide range of value-added programs, such as order fulfillment, custom Internet enabled ordering platforms and affinity marketing programs. AMS provides warehouse and distribution services for a small number of large customers who desire a faster turn around on hard to source merchandise or built to order-just in time products.

Our product mix is continuously updated to keep pace with changing demands and technology. AMS maintains distributor relationships with multiple distributors to minimize the effects of fluctuation in supply and demand. By offering a broad product assortment, we can meet our customers' objective to procure product more efficiently by reducing the number of their direct vendor relationships.

PURCHASING AND VENDOR SELECTION

We believe that effective purchasing is a key element of our business strategy of providing name brand products at competitive prices. Our purchasing staff works to identify reliable high quality suppliers of products, then actively negotiates to decrease our cost and expand vendor support programs, permitting us to improve the competitive edge of selling prices of our products. We seek to establish strong relationships with our vendors, and employ a policy of paying vendors within terms stated and taking advantage of all appropriate discounts.

During 2000, we purchased approximately 60% of our merchandise from distributors and aggregators and the balance direct from manufacturers. Products purchased through distributors and aggregators are a combination of products, which are only sold by the manufacturers through distribution channels, and products that are acquired as part of the Company's just-in-time purchasing model. We are generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program.

AMS SUPPLIERS

AMS has existing relationships with over 30 of the top manufacturers in the computer hardware and software industry. Creating these long-term relationships directly with manufacturers allows us to source hard to locate products and create special bundled hardware and software packages.Since we deal with a large number of suppliers, the loss of a single supplier will not have a materially adverse affect on our operations.

The following is a sample of selected hardware and peripheral and software manufacturers:


Hardware and Peripherals:

3Com                 Fujitsu             Seagate       Maxtor      Simple    Acer         Hewlett-Packard
IBM                  Memorex             SMC           Adaptec     Imation   Microtek     Sony
APC                  Infocus             Minolta       Targus      Apple     Intel        NEC
TDK                  ATI                 Iomega        Netgear     Belkin    Kingston
Nikon                Toshiba             Canon         Kodak       Okidata   Tripp Lite   Cisco
Lexmark              Olympus             Verbatim      Compaq      Linksys   Palm         Viewsonic
Creative Labs        Logitech Philips    Visiontek     CTX         Lucent    Princeton
Western Digital      Dell                Magnavox      Quantum     Yamaha    Epson


Software:
         Adobe      Intuit               Network           Red Hat Associates
         Borland    Lotus                Novell            Seagate
         Symantec   Computer Associates                    Macromedia
         Oracle     Corel                Microsoft Quark   Visio

For the year ended October 31, 2000, Tech Data, Ingram Micro and Merisel were the only vendors from whom purchases exceeded 80% of total purchases. Additionally, in 2000 Compaq and Dell products each comprised more than 10% of AMS sales.

MARKETING

Management believes in the power and long-term profitability of direct, face-to-face consultative solution based selling. This type of sales approach is the key to success in the selling of high tech computer related products and services. The nature of the products and services sold combined with the average order size demands that long term relationship building and a professional, well informed representative will win the deal more often than when we simply try to sell the hardware and software the end user requests. By assessing and documenting our customers current systems and working with them to identify the areas where they want to expand or upgrade, we can deliver a long term solution that will be scalable to their future needs and drive solution based sales that will maintain greater customer satisfaction and retention. This sales approach allows us to deliver goods and services on a recurring basis such as consumables, integration, repair, upgrades and cabling that would not otherwise be available to a standard reseller.

AMS markets include federal, state and local government entities, educational institutions and medium to large commercial businesses. Management believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through AMS' direct marketing format. Our future expansion strategy focuses on increasing market penetration in existing business-to-business and business-to-government markets and expanding into new geographic markets through the use of our internet portal and strategic alliances or acquisitions with existing reseller/service providers established in the designated market. Currently, approximately 70% of our accounts are located in the Washington, D.C./ Baltimore, Maryland metropolitan area.

In November 2000, AMS contracted with a software vendor to provide an Internet e-commerce solution that adds ordering efficiencies and accuracy from our vendors as well as an integrated e-commerce and accounting suite that will lower acquisition costs and maximize the account and order tracking information today's customers demand. The full rollout of this project is scheduled for completion by June 1, 2001. This information system will provide the infrastructure that allows us to implement a demand chain, customer-centric channel model. This provides the information necessary for us to act as the agent of commerce among distributors and end-users. The Web site serves as a Business Center for customers, providing them access to a myriad of information, including real-time pricing and availability, on-line ordering, order status, and an extensive product catalog that utilizes the top three distributors database of products. Enhancements for 3rd and 4th quarter of 2001 will include customization of Website access for large business customers. This customization is called "Virtual Store Fronts" and is accessible only by the customer. The "Virtual Store Fronts" allow the customer the ability to quickly find the exact product mixes and configurations for multiple location installations. It also allows the customer to access previously set contract pricing and order 24 hours a day without speaking to their account executive.

CUSTOMERS

AMS has approximately 125 current customers and a customer data base totaling approximately 500 businesses and governmental institutions.

Government and Educational Institutions

We have targeted state, and local governments, municipalities, and educational institutions as prospective customers. We believe current and prospective clients choose us due to our ability to provide systems integration, configuration, and installation in addition to product. Some of our government and educational customers include:

         State of Maryland NIST                        University of Maryland
         City of Baltimore UCLA
         Fairfax County     Bureau of ATF
         Baltimore City Schools
         Food and Drug Administration



COMPETITION

The microcomputer products industry is highly fragmented. We compete with a variety of resellers of microcomputer and related products as well as manufacturers that sell direct to customers. In the hardware category, we compete with traditional microcomputer retailers; computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, Internet retailers, corporate resellers and value-added resellers.

We also compete with manufacturers that sell hardware and software directly to certain customers. Several manufacturers that sell product to us for resale have initiated or expanded their efforts to sell directly to end users. We have contacted several manufacturers to co-market specific large target markets such as educational and government organizations. Dell is one such manufacturer that co-markets with us on large accounts. As competition intensifies we intend to improve the value-added service provided to our customers, strengthen our customer relationships and broaden its marketing activities.

TRADEMARK, SERVICE MARK & PATENTS

Both AMS and HardwareStreet rely on trademark, copyright, trade secret protection and confidentiality and/or license agreements with employees, consultants, customers, strategic partners and others. However, there can be no assurance that any of our trademarks will not be challenged or that our confidentiality agreements will be sufficient to protect our proprietary information.

HARDWARESTREET.COM, INC.

Found in 1997 and headquartered in Reno, NV, HardwareStreet.com, Inc. first went online with its website www.HardwareStreet.com, offering customers hardware and software packages. Gross revenues totaled $25,384,297 in 1999 and $1,516,382 in 2000. However, HardwareStreet incurred losses of $8,556,188 in 1999 and $17,898,568 in 2000 which was due in part to a write down on the loss of impairment on Goodwill. As a result of mounting losses this subsidiary was forced to file for protection from creditors under the Banckruptcy Act on January 17, 2001.

In 1999, HardwareStreet.com began concentrating its efforts on decreasing customer acquisition cost and increasing sales. By early 1999, HardwareStreet.com created its Affinity Marketing program designed to focus on community-based associations, academic institutions and other membership-based that groups naturally foster with their constituents. HardwareStreet.com, Inc. was able to tailor its offerings to appeal to the distinct needs of every community or business it supports.

TARGET MARKET

HardwareStreet targeted the consumer and small business user as its customer. Management felt that the consumer and small office/home office business represented an attractive and rapidly growing segment of the e-commerce industry. Jupiter Communications, Inc., a marketing research firm, estimated that the single largest domestic Web retail opportunity for the consumer and small business market is on-line sales of computer products (including hardware, software and consumer electronics). The on-line consumer market for computer products is estimated to reach $14 billion in the United States alone, compared to estimate domestic on-line markets for travel, books and music of $8.6 billion, $2.2 billion and $1.2 billion, respectively. (All references in this discussion about HardwareSteet's management refer to its prior management and do not reflect current management's objectives or focus.)

We have also offered systems integration, configuration, and installation, as well as other specialized services. HardwareStreet secured accounts from the following customers:

         Motorola          Boeing                          Dolby Labs
         Oshkosh Trucking                         Goddard Space Center
         Harte-Hanks                                         Lucent Technologies

Through the use of an in-house telemarketing sales force and continued e-mail marketing campaigns, repeat business and purchases were solicited.

HardwareStreet markets directly to consumers and the small business markets through the use of its dual e-commerce enabled websites, www.hardwarestreet.com and www.softwarestreet.com. Management felt that, in addition to the general benefits of on-line sales, the Internet is particularly well suited to the computer related products market. The wide variety of computer related products, their relatively short life cycle, and the rapid adoption of new technologies and products make flexibility, cost efficiency and accessibility of the Internet particularly advantageous for this industry. Also there is a significant overlap between the demographic profile of consumers using the Internet and persons likely to purchase computer related products.

SALES

To help facilitate sales functions across a large geographic area, HardwareStreet utilized an integrated Internet based order processing and tracking system that allowed it to source, price and produce a final customer quote using a centralized data warehouse system. This system would automatically pull inventory, pricing and other important information in a real time environment from the top three hardware and software distributors in the nation, Ingram Micro, Merisel and Tech Data.

HardwareStreet utilized an affinity marketing approach to cross-market its products and services. From the sale of products or membership registrations come the names and email addresses of potential cross-sell customers for the other business units within the affinity market. HardwareStreet utilized permission e-mail marketing to send special offers and discounts to attract cross selling among the other business units within the affinity market group.

The affinity market strategy was designed to:

1.       Helps cross-link customers from all of our business units.
2. Acts as an outbound affinity benefit program to bring in additional customers.
3.       Gives us an Internet platform to acquire more synergistic alliances.

Cross Linking and Cross Selling.

HardwareStreet attempted to capture customer data in the form of email addresses and customer profiles at the time a sale was made. The system then automatically sends an email to the customer thanking them for their purchase and offering them additional benefits and discounts if they join the Employee Sponsor Network ("ESN") Once the customer has joined the ESN affinity program, customers have the ability to view special content, discounts and product bundles. The affinity program is tailored for the diverse sales channels employed by HardwareStreet's business units, and is very well suited to the business-to-business customer segment.

The affinity platform was designed to allow HardwareStreet to expand the potential customer base with low customer acquisition cost while utilizing the existing customer and member base. However, due to significant start-up and unexpected marketing costs, HardwareStreet was not able to successfully develop and market the ESN concept.


Outbound Affinity Marketing.

HardwareStreet's horizontal community marketing approach allowed it to offer similar benefits to other organized affinity groups and organizations. This type of out-bound marketing channel was designed to permit allows HardwareStreet to increase its potential customer base for each vertical business unit. Management hoped to sell to each end user and then cross sell to its suppliers. This Outbound affinity marketing was offered to BatNet, AAA, AARP and other employee benefit associations.


BANKRUPTCY

Despite what management felt was a realistic business model, HardwareStreet.Com filed for chapter 7 bankruptcy protection on January 17, 2001. There were several reasons management felt that this was the best course of action for the long-term viability of the entire company. First and foremost, HardwareStreet had considerable debts when it was acquired in June 2000 and was not able to successfully renegotiate creditor claims that had accrued over the previous year. Secondly, the near term revenue projections for HardwareStreet were not adequate to support the repayment of the debt load nor the ongoing costs of operation, and would in all probability present the overall enterprise with a cash flow deficiency that would jeopardize its long term viability. Thirdly, management was not able to retain the necessary personnel to oversee and continue the operations of HardwareStreet subsequent to the acquisition due to working capital constraints. As a matter of course, management believes that the HardwareStreet assets will be liquidated and then distributed to its creditors.

Cost and Effect of Compliance with Environmental Laws.

We are not subject to any material environmental laws or regulations.

Research and Development

We do not expend any funds for research and development. To the extent that there are advances in the computer and software field, we rely upon third party providers to keep abreast with technological advances.

Number of Employees

         We currently employ 17 full time and 1 part time employees at the offices of our wholly owned subsidiary, AMS. None of our other subsidiaries have employees and InsderStreet.com, the parent company, does not have any employees.



ITEM 2.  PROPERTIES

         We maintain our principal place of business at 4014 Blackburn Lane Burtonsville, Maryland. We lease approximately 3,171 square feet of space at a monthly cost of $4,800. Our current lease has one year remaining and we have options to renew for an additional two years. We believe the current leased space will not be sufficient in the long term for our current and planned operations. However, despite a relatively low vacancy rate in the Washington/Baltimore metropolitan area, management does not believe that it will be difficult to locate additional office space at commercially reasonable rates when necessary.

We are also responsible for the lease at a former Tampa, Florida facility where we leased approximately 4000 square feet of space at a cost of $4900.00 per month. A term of 3 1/2 years remains on the lease. We currently sublease the entire space to Trimfast Inc., pursuant to an oral sublease agreement. While the sublease is with an affiliated party, we believe that the rental income being generated from the sublease is at fair market value and currently covers all the monthly costs for the space.

We are also responsible for office space located at 4600 Kietzke Lane, Bldg I-209, Reno, NV 89509, which was secured for the corporate and sales offices of Ebizstreet. The lease is for 1890 square feet at a cost of $2173 per month and expires on August 1, 2001.






ITEM 3.  LITIGATION


         The following sets forth all litigation which has been filed to date against us.

         There is currently an action pending in the Third Judicial Circuit for Salt Lake County, (Case Number 000904440) filed by Mark Sansom and Steve Moulton against us. The suit alleges breach of contract and failure to recognize the Plaintiff's ownership rights in common stock of InsiderStreet. A settlement agreement has been prepared and executed by both of the Plaintiffs. Management expects the entire settlement agreement will be fully executed and accepted by the courts. The settlement agreement provides for a general release of all parties, the issuance of 50,000 shares of common stock to Moulton, and otherwise clarifies the stock ownership of the Plaintiffs


         Theater Radio Network filed an action against us in the 13th Judicial Circuit of Florida (Case No. 00009223) alleging breach of contract and seeking declaratory relief for the delivery of $3,000,000 of our common stock. We intend to vigorously contest this action as it was our position that Theater Radio Network failed to perform pursuant to the terms and conditions of its agreement with us.

Doug Hurd a former employee of HardwareStreet.Ca, Inc., a Canadian subsidiary of HardwareStreet.Com filed suit in the Court of Queen's Bench of Alberta (Case No. 0001-13869) Despite management's belief that InsiderStreet.com was not properly served, the court entered a default judgment against us for approximately $152,000. Although this judgment has not been domesticated in the United States, we are in settlement discussions with Mr. Hurd to issue him between 100,000 and 150,000 shares of our common stock. However, there can be no assurance that Mr. Hurd will not attempt to collect the full amount of the judgment.






ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the fourth quarter of our fiscal year covered by this report to a vote of our security holders.

                                     PART II


ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a)       Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "NSDR." As of March 9, 2001, there were 9,744,504 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. Until the quarter ended October 31, 1999, there had been no "established public market" for the shares of common stock of Sierra Holdings.

The Company's common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc ("NASD") on September 29, 1999; however, there is no "established trading market" in these shares of common stock.


The following table sets forth, for the period indicated, the bid price range of our common stock..

                                                   High Bid           Low Bid

1999

September 29, 1999, through                        Unpriced           Unpriced
October 31, 1999

November 1, 1999, through                           $12.50              $8.00
December 8, 1999


2000

Quarter Ended March 31, 2000                         $10.00             $3.00
Quarter Ended June 30, 2000                          $ 6.20             $3.40
Quarter Ended September 30, 2000                     $ 4.00             $2.00
Quarter Ended December 31, 2000                      $ 1.71             $0.06


2001

Period Ended January 31, 2001                        $3.62              $0.09

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following companies serve as market makers for our securities: DONALD & CO. SECURITIES INC, NORTH AMERICAN INSTITUTIONAL BROKERS and NATIONAL SECURITIES CORPORATION

(b) Holders

As of January 31, 2001 there were approximately 310 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.
                                                                              23

(d) Recent Sale of Unregistered Securities

         Following is a list of the securities that we have issued during the last three years:


Name                       Date Acquired             Number of Shares        Consideration

Wayne Hicken                        2/16/99          500,000(1)                         Services

Michelle Wheeler                    2/26/98          2,000,000(2)                       Services

Jeff Taylor                         2/26/98          2,000,000(2)                       Services

Steve Moulton                       2/26/98          2,000,000(2)                       Services
                                    2/26/98          3,000,000                          $10,000
                                    2/16/99          250,000(1)                         Services

Wasatch Consulting                  2/27/96          7,667                              Services

B. W. Blackstone, Ltd.              2/27/96          1,667                              Services (4)

Mark Laisure                        5/1/00           1,875,000(3)                       Acquisition

Evan Harrick                        7/11/00          65,000(1)                          Services
                                    3/13/00          50,000(1)                          Services
Thomas Scarpaci Jr.                 7/11/00          100,000(1)                         Services

Jeffrey Klein                       4/17/00          5,000(1)                           Services
                                    7/11/00          5,000(1)                           Services

Michael Muzio                       4/17/00          200,000(1)(1b)(1c)                 Services
                                    5/1/00           1,875,000(3)                       Acquisition

Wynelle Stevens                     7/27/00          285,768                            Acquisition (5)
Harold Mohn                         7/27/00          110,000                            Acquisition (5)

Richard McClearn                    7/27/00          273,546                            Acquisition (5)

Stewart Pierce                      7/27/00          199,630                            Acquisition (5)

Paul Gallagher                      7/27/00          55,873                             Acquisition (5)

Jeffrey Richards                    7/27/00          29,100                             Acquisition (5)




Harold Daily, Jr.                   7/27/00         14,550                              Acquisition (5)

Carol Tolson                        7/27/00          7,566                              Acquisition (5)

Herb Dinius                         7/27/00          2,328                              Acquisition (5)

Kangchnatevy Tan                    7/27/00          1,746                              Acquisition (5)

Sayed S. Ahmed                      7/27/00          3,492                              Acquisition (5)

Robert Frankovich                                    94,154

NextDigital, Inc.
2907 Suite 203
Tampa, Florida 33602                1/00             150,000                            Acquisition(7)

Millenium Health Food Products, Inc
229 Madison Street
Suite 1221
Tampa, Florida 33602                1/00             1,330,000                          Acquisition(7)

Merle Steele
229 Madison Street
Suite 1221
Tampa, Florida 33602                7/27/00          1,830,000                          Acquisition(7)

Hardwarestreet.com                  7/00             601,455                            Acquisition (6)

Stock Issued to
Consultants and other
Non-cash settlements                                 130,000                            Services

CNet- Shares issued
For debt settlement                 8/21/00          90,395

Theater Radio Network               5/31/2000        575,594(1)







1. These shares were issued pursuant to a Registration Statement on Form S-3 does not include approximately 550,000 shares of common stock owned by family members or siblings whose beneficial ownership is disclaimed by Mr. Muzio. None of these family members reside in the same household as Mr. Muzio. Does not include approximately 500,000 shares of our common stock owned by

TrimFast Group, Inc. Mr. Muzio serves as the president and principal shareholder of TrimFast and by virtue thereof, has authority to control the disposition of the InsiderStreet shares owned by TrimFast.

2. These shares were valued at Fair Market Value of $.003 per share

3. Represents shares issued for the acquisition of EviewThis.com

4. B.W. Blackstone, Ltd., is the "doing business as" name of an individual who is not affiliate of the Company, and who assisted the Company with its court-ordered stockholder meeting in 1996. B.W. Blackstone is not affiliated with any director, executive officer or principal stockholder of the Company.

5. Represents the shares of common stock issued to the AMS shareholders as part of the Company's acquisition of Ebizstreet

6. Represents the total number of shares issued to the HardwareStreet shareholders as part of its acquisition of Ebizstreet

7. Represents the number of shares issued to the InsiderStreet shareholders as a result of the acquisition of InsiderStreet (Florida) by Sierra Holdings.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


Plan of Operation

Until the recent acquisition (July 2000) of Ebizstreet, Inc. the Company was primarily an Internet marketing company and financial content provider, providing proactive professional marketing services to both micro and small cap public companies ("Clients") that were seeking to gain exposure among potential investors, analysts and others within the investment community. The acquisition of Eviewthis.com offered us an opportunity to explore online entertainment.


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

Results of Operation

Revenues for the year ended October 31, 2000 were $5,067,354 while expenses totaled $29,817,095. We incurred a loss from operations of $29,817,095 of which $25,634,830 of this loss is attributable the impairment of goodwill acquired from the EviewThis and Ebizstreet acquisition. In addition, we incurred $1,874,481 as a non-cash expense attributable to the issuance of our common stock for consulting and professional fees which written off during the year and $1,453,756 as a depreciation expense.. We recorded a comprehensive loss from the unrealized loss on available for sale securities of $1,120,178. Management remains focused on the Company's long-term objectives and believes that its focus on the operations of AMS as opposed to the Company's former cyberspace activities including InsiderStreet and EviewThis will permit the Company to increase revenues and return to profitability. However, there can be no assurances that the Company will return to profitability


Liquidity

As of October 31, 2000 we had cash of $ 198,154, net accounts receivable of $2,152,322 and total current assets of $ 2,597,528. We have property, plant and equipment (net of depreciation) of $59,185 and $459,722 net in investment securities, which consist of equity securities received from client companies.

Our current liabilities total $7,296,053 which consist of accounts payable and accrued expenses in the amount of $ 3,934,160, deferred revenues of $ 692,296 loans payable in the amount of $1,921,327 and notes payable of $ 679,188. The accounts payable and accrued expenses are primarily attributable to our recent acquisition of EbizStreet and its subsidiaries. The deferred revenue represents payments received from client companies for investor relation contract services to be rendered in the future.

Year 2000 Compliance

         We did not incur any significant expenditure as a result of insuring that our computer systems were Y2K compatible nor did we experience any problems with our suppliers or vendors.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         List here all financial statements, which will be filed as part of this report.

         Independent Auditor's Report
         Consolidated Balance Sheet as of October 31, 2000
         Consolidated Statements of Operations and Comprehensive Net Loss For the Year Ended October 31, 2000 Consolidated Statement of Changes in Shareholders Deficiency For The Year Ended October 31, 2000 Note To Consolidated Financial Statements




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of Jones, Jenson and Company, L.L.C. served as our independent accountant. This firm was terminated on June 2, 2000. There was no disagreement with our former accountant regarding any accounting policies nor was there an adverse opinion or a disclaimer of opinion as to our prior audit. Rather, with the acquisition of InsiderStreet and the transfer of our business operations to Florida, management felt it would be in the best interests of the Company to retain an accounting firm located in Florida who could better serve our growing needs.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and address of our current and past directors and executive officers during our last fiscal year.


 Name                         Position Held       Age      Election Date        Term/Resignation Date
--------------------         ----------------   ------    ----------------   ----------------------------
Richard McClearn               President           42         01/01
                               Director                       08/00
                               Vice President                 08/00

Jeffrey Richards               Secretary/          38         03/01
                               Treasurer

Raymond B. Miller              President           38         11/99                     12/2000
                               Director                       11/99                     12/2000

Arthur S. Fyvolent             Vice President                 11/99                     12/99
                               Director                       11/99                     12/99

Merle Steele                   Secretary/                     11/99                     8/31/2000
                               Treasurer                      11/99                     8/31/2000
                               Director                       11/99                     8/31/2000

Steven D. Moulton              President                      11/97                     11/99
                               Secretary/                     2/96                      11/97
                               Treasurer                      2/96                      11/97
                               Director                       2/96                      11/99

Jeff Taylor                    Vice President                 2/96                      11/99
                               Director                       2/96                      11/99

Mr. Richard McClearn, Chief Executive Officer and President, Director President & CEO of EbizStreet, Inc. and AMS Systems, Inc.

Mr. McClearn took over as President and CEO of the Company in January 2001 with the resignation of the CEO Raymond Miller. Mr. McClearn began as the sales manager for AMS Systems, Inc. in November 1997 when company sales were approximately $5 million. Led by Mr. McClearn, AMS reached revenues of $7 million in 1998 and $13 million in 1999. He was elected President & CEO of the company in February 2000 and became President and CEO of EbizStreet, Inc. in July 2000. Before joining AMS Systems, Mr. McClearn served as Major Accounts Representative for Unisys Corporation from 1990 to 1994 managing the company's growth of its PC Networking local and government accounts from $50 million to $80 million. His accomplishments in this position merited a promotion to State and Local Sales Manager Representative of the Maryland and the Tri-state area with a $15 million dollar quota that he successfully attained and exceeded annually. Mr. McClearn's entire career has been in sales and management since achieving his BA degree in Business Administration and Management from Buffalo State College in 1982.



Jeffrey Richards, Secretary/Treasurer and Chief Operations Officer of AMS Systems, Inc.

Jeffrey J. Richards, age 38, was hired as the Chief Operations Officer of AMS Systems, Inc., in July 2000 and was appointed Secretary/Treasurer of InsiderStreet.com in March 2001. He has been involved in a consulting capacity with AMS Systems since its inception in 1991 and was elected to its Board of Directors in October 1999. Mr. Richards has also successfully managed a career in Insurance and Finance for the previous 14 years. Mr. Richards received his B.S. degree in Business Administration from Columbia Union College in Tacoma Park MD in 1986.


Raymond B. Miller, Past President and CEO of InsiderStreet.Com Inc.

Raymond B. Miller, age 37, has over 17 years experience in sales, marketing and company start-up experience. He began his sales career as a sales intern for U.S. Telephone in Dallas, Texas at the age of 16. He has also worked with International Telecharge and Worldcom. While at International Telephone, Mr. Miller developed and managed the Telecharge phone product. In 1994, he founded NextDigital.

Merle M. Steel, Past Secretary/Treasurer and Director

Merle M. Steele, age 60, has over 32 years of corporate management and start-up experience. Mr. Steele spent over 14 years in the fashion garment industry both in national sales and management roles and in senior management positions in the irrigation construction industry. He also spent eight years in the insurance and financial industries.




Significant Employees.

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.


          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.



ITEM 10. EXECUTIVE COMPENSATION.


Cash Compensation


          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE


                           Long Term Compensation
                    Annual Compensation   Awards  Payouts


(a)             (b)       (c)  (d)      (e)      (f)       (g)     (h)     (i)

                                                 Secur-
                                                 ities                        All
Name and      Year or                  Other     Rest-    Under-    LTIP     Other
Principal     Period   Salary Bonus    Annual    ricted   lying     Pay-    Comp-
Position      Ended      ($)   ($)     Compen-   Stock    Options   outs    ensat'n
-----------------------------------------------------------------------------------
Raymond B.     10/31/98    0     0       0         0         0       0       0
Miller         10/31/99    0     0       0         0         0       0       0
President      10/31/00  75,000  0       0         0         0       0       0
Director

Merle Steele   10/31/98    0     0       0         0         0       0       0
Vice           10/31/99    0     0       0         0         0       0       0
President      10/31/00    0     0       0         0         0       0       0
Director

Arthur S.      10/31/97    0     0       0         0         0       0       0
Fixodent       10/31/98    0     0       0         0         0       0       0
Former Sec/    10/31/99    0     0       0         0         0       0       0
Treasurer
Former
Director





Jeff Taylor    10/31/97    0     0       0       34(1)       0       0       0
Former Vice    10/31/98    0     0       0     2000000(2)    0       0       0
President      10/31/99    0     0       0         0         0       0       0
Former
Director

Steven D.
Moulton        10/31/97    0     0       0         0         0       0       0
Former Pres.   10/31/98 5250     0       0     2000000(2)    0       0       0
Former         10/31/99 1400     0       0      250000(3)    0       0       0
Director

Michelle
Wheeler        10/31/97    0     0     0           334(1)    0       0       0
Former Sec/    10/31/98    0     0     0       2000000(2)    0       0       0
Treasurer      10/31/99    0     0     0           0         0       0       0
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

(3) In February 1999, Mr. Moulton received 250,000 shares pursuant to a Registration Statement on Form S-8, in consideration of services valued at $2,500.


Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 1999 and 1998. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. From February through April, 1998, Steven D. Moulton received a salary of $500 per month for his services and President of the Company. This compensation was increased to $750 per month, starting in May 1998. During the fiscal year ended October 31, 1999, Mr. Moulton received total salary of $1400 and waived all other salary that was owed to him as of October 31, 1999.

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


Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable.

Other Compensation
None.

Termination of Employment and Change of Control Arrangements
None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.


          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.


                             Number                              Percentage
Name and Address             of Shares Beneficially Owned         of Class
----------------                 -----------------------          ---------

Michael Muzio                          2,930,000(1)                   30%
Home address
Suite 1221
Tampa, Florida 33602

Jeff Taylor                              500,334                     9.0%
1879 Siggard Drive
Salt Lake City, Utah 84106

Michelle Wheeler                         500,334                     9.0%
4817 S. Fortuna Way
Salt Lake City, Utah 84127

Theater Radio Network                    475,594                     4.9%
4848 S. Highland Dr., #353
Salt Lake City, Utah 84117

                                       ---------                 -------
          TOTALS                                                    52.9%



(1) Does not include like number of shares owned by TrimFast Group Inc, or 500,000 of shares owned family members whose beneficial ownership is denied by Muzio.

Security Ownership of Management.



The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.


                                Number               Percentage
Name and Address                of Shares            Beneficially Owned of Class
----------------                -----------------    ---------------------------

Richard McClearn                  273,546                     2.8%
4014 Blackburn Lane
Burtonsville, MD  20866

 Jeff Richards                     29,100                     .29%
4014 Blackburn Lane
Burtonsville, MD  20866

All directors and executive
Officers as a group (2)           302,646                    3.10%




Changes in Control.


          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Transactions with Management and Others.


         There have been no material transactions, series of similar Transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $50,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K

         (a)      Documents filed as part of this report

                  (1)   Financial Statements.

                        Reports of Independent Certified Public Accountants.

                        Consolidated Balance Sheet as of October 31, 2000

                        Consolidated Statements of Operations and Comprehensive Loss for the Year Ended October 31, 2000

                        Consolidated Statement of Changes in Stockholders' Deficiency for the Year Ended October 31, 2000.

                        Consolidated Statement of Cash Flows for the Year Ended
                       October 31, 2000

Notes to Consolidated Financial Statements as of October 31, 2000.


                  (2)      Financial Statements Schedule.

                           All schedules for which provision is made in
applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                    PART III

Item 1.  Index to Exhibits


         3.1 Articles of Incorporation (1)

         3.2 Bylaws            (1)

         4.1 Specimen of Common Stock Certificate (1)

         (1) Previously filed


         Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended October 31, 2000.

                             SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


                                     INSIDER STREET.COM INC.

                                     BY: /s/ Richard McClearn
                                         ------------------------------------
                                     Richard McClearn, president



Date: March 22, 2001

                             INSIDERSTREET.COM, INC.
                                AND SUBSIDIARIES



                                    CONTENTS
                                    --------

    PAGE           F-1        INDEPENDENT AUDITORS' REPORT

    PAGE           F-2        CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2000

    PAGE           F-3        CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS FOR THE YEAR ENDED
                                OCTOBER 31, 2000

    PAGE           F-4        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              DEFICIENCY FOR THE YEAR ENDED OCTOBER 31, 2000

    PAGES          F-5 - 6    CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR
                                ENDED OCTOBER 31, 2000

    PAGES          F-7 - 19   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                OCTOBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  InsiderStreet.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2000 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2000 and the results of their operations and their cash flows for the year ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating loss of $30,092,546, a working capital deficiency of $4,698,525 and a stockholders' deficiency of $4,179,618 at October 31, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 22, 2001

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER 31, 2000
                             ----------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                  $    198,154
  Accounts receivable, net                                                                 2,152,322
  Inventory                                                                                  176,504
  Note receivable                                                                             62,928
  Other current assets                                                                         7,620
                                                                                        ------------
     Total Current Assets                                                                  2,597,528

PROPERTY & EQUIPMENT - NET                                                                    59,185

OTHER ASSETS
  Investments, net                                                                           459,722
                                                                                        ------------

TOTAL ASSETS                                                                            $  3,116,435
------------                                                                            ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                 $  3,934,160
  Interest payable                                                                            69,082
  Lines of credit                                                                          1,921,327
  Notes payable                                                                              679,188
  Deferred revenue                                                                           692,296
                                                                                        ------------
     Total Current Liabilities                                                             7,296,053
                                                                                        ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized,
     9,218,144 shares issued and outstanding                                                   9,218
   Additional paid-in capital                                                             31,175,020
   Other comprehensive loss                                                               (1,120,178)
   Accumulated deficit                                                                   (30,092,546)
   Less: stock issued for future services                                                 (4,151,132)
                                                                                        ------------
     Total Stockholders' Deficiency                                                       (4,179,618)
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $  3,116,435
----------------------------------------------                                          ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                      ------------------------------------

REVENUE                                                                $  5,067,354

COST OF GOODS SOLD                                                        1,438,944
                                                                       ------------

GROSS PROFIT                                                              3,628,410
                                                                       ------------

COSTS AND OPERATING EXPENSES
   Loss on impairment of goodwill                                        25,634,830
   Depreciation and amortization                                          1,453,756
   Selling, general and administrative                                    6,356,919
                                                                       ------------
     Total Operating Expenses                                            33,445,505
                                                                       ------------

LOSS FROM OPERATIONS                                                    (29,817,095)
                                                                       ------------

OTHER INCOME (EXPENSE)
  Interest income                                                                67
  Interest expense                                                         (224,016)
  Rental income                                                               1,200
                                                                       ------------
     Total Other Income (Expense)                                          (222,749)
                                                                       ------------

LOSS BEFORE INCOME TAX                                                  (30,039,844)

PROVISION FOR INCOME TAXES                                                   52,702
                                                                       ------------

NET LOSS                                                                (30,092,546)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                       (1,120,178)
                                                                       ------------

COMPREHENSIVE LOSS                                                     $(31,212,724)
------------------                                                     ============

NET LOSS PER SHARE - BASIC AND DILUTED                                 $      (4.41)
                                                                       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   - BASIC AND DILUTED                                                    6,820,051
                                                                       ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                       -----------------------------------

                                                                                  Additional
                                                       Common Stock                 Paid-In           Accumulated
                                                 Stock             Amount           Capital             Deficit
                                             ---------------    ------------    ----------------    ------------------
Issuance of common stock for cash                5,576,921      $    5,577      $        4,423       $        --

Issuance of common stock for
  acquisition of E-ViewThis                        750,000             750           3,468,000                --

Issuance of common stock for
  acquisition of EbizStreet                      1,696,080           1,696          20,244,399                --

Issuance of common stock for cash                   94,154              94             499,906                --

Issuance of common stock for vendor
  debt of subsidiary                                90,395              90             933,690                --

Issuance of common stock for services            1,010,594           1,011           6,024,602                --

Unrealized loss on available-for-sale
  securities                                            --              --                  --                --

Net loss, 2000                                          --              --                  --          (30,092,546)
                                              ------------      ----------      --------------       --------------

BALANCE, OCTOBER 31, 2000                        9,218,144      $    9,218      $   31,175,020       $  (30,092,546)
-------------------------                     ============      ==========      ==============       ==============






[Restubbed Table]

                                                 Stock Issued             Other
                                                   for Future          Comprehensive
                                                    Services                Loss                 Total
                                                ---------------      -----------------       -------------
Issuance of common stock for cash               $         --          $        --            $      10,000

Issuance of common stock for
  acquisition of E-ViewThis                               --                   --                3,468,750

Issuance of common stock for
  acquisition of EbizStreet                               --                   --               20,246,095

Issuance of common stock for cash                         --                   --                  500,000

Issuance of common stock for vendor
  debt of subsidiary                                      --                   --                  933,780

Issuance of common stock for services             (4,151,132)                  --                1,874,481

Unrealized loss on available-for-sale
  securities                                              --           (1,120,178)              (1,120,178)

Net loss, 2000                                            --                  --               (30,092,546)
                                                ------------     ---------------             -------------

BALANCE, OCTOBER 31, 2000                       $ (4,151,132)     $    (1,120,178)              (4,179,618)
-------------------------                       =============     ===============            =============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                       -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                            $(30,092,546)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred revenue realized                                                           (1,004,892)
     Depreciation and amortization                                                        1,453,756
     Provision for doubtful accounts                                                        484,875
     Stock issued for services                                                            1,874,481
     Impairment of equipment                                                                 49,802
     Impairment of goodwill                                                              25,634,830
     Impairment of intangible assets                                                        341,222
   Changes in assets and liabilities:
     Accounts receivable                                                                    (65,053)
     Inventories                                                                            161,118
     Other current assets                                                                    97,992
     Cash overdraft                                                                         (51,870)
     Accounts payable and accrued liabilities                                            (1,442,875)
     Interest payable                                                                      (276,529)
                                                                                       ------------
       Net Cash Used In Operating Activities                                             (2,835,689)
                                                                                       ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                               (26,941)
     Cash received from acquisition of subsidiaries                                         222,299
                                                                                       ------------
       Net cash provided by investing activities                                            195,358
                                                                                       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans and notes                                                        2,328,485
     Proceeds from issuance of common stock                                                 510,000
                                                                                       ------------
       Net cash provided by financing activities                                          2,838,485
                                                                                       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       198,154

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                    --
                                                                                       ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                $    198,154
---------------------------------------
                                                                                       ============

CASH PAID DURING THE YEAR FOR INTEREST                                                 $    149,771
                                                                                       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------


Non Cash Investing and Financing Activities:

During the year ended October 31, 2000, 1,010,594 shares were issued for services to consultants. The shares had a fair value of $6,025,613, of which $4,151,132 has been deferred for future services.

The Company issued 90,395 shares of common stock having a fair value of $933,780 to satisfy the debt to a vendor of a subsidiary company.

The Company issued 1,696,080 shares of common stock having a fair value of $20,246,095 to acquire EbizStreet, Inc. and its wholly owned subsidiaries.

The Company issued 750,000 shares of common stock having a fair value of $3,468,750 to acquire E-ViewThis.Com, Inc.




          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Nature of Operations
         ------------------------

         Sierra Holdings Group, Inc. ("Sierra") was incorporated in Nevada on December 26, 1986. The company was inactive from inception through October 31, 1999.

         On November 1, 1999, the controlling shareholder of Sierra transferred 3,630,000 shares of his stock (approximately 90%) to other individuals thus transferring control of the company. On November 2, 1999, Sierra changed its name to InsiderStreet.com, Inc. (Nevada) effective as of December 21, 1999. On January 21, 2000, InsiderStreet.com, Inc. (Nevada) acquired 100% of the outstanding stock of InsiderStreet.com, Inc., an inactive Florida corporation, with the issuance of 2,480,000 shares of common stock (90% of its outstanding common shares) for 100% of the outstanding stock of InsiderStreet.com, Inc. (Florida) in a transaction accounted for as a recapitalization of InsiderStreet.com, Inc. (Florida) (the "Company") (Note 13(B)).

         Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. The consolidated financial statements subsequent to the acquisition includes the following: (1) the balance sheet consists of the net assets of InsiderStreet.com, Inc. (Florida) at historical costs and the net assets of InsiderStreet.com, Inc. (Nevada) at historical cost. (2) the statement of operations consists of the operations of the Company for the period presented of InsiderStreet.com, Inc. (Nevada) from the recapitalization date.

         In March 2000, the Company acquired E-viewThis.com, Inc., an internet retailer of entertainment products including music, movies and books in a transaction accounted for as a purchase. E-ViewThis provides full entertainment content to include streaming movie trailers, prerelease movie and music reviews, interviews, and behind the scene reports on the entertainment industry.

         In July 2000, the Company acquired EbizStreet, Inc. ("EbizStreet") in a transaction accounted for as a purchase. EbizStreet's operations consist of its two wholly owned subsidiaries, Hardwarestreet.com, Inc. (See Note 16(C)) and AMS Systems, Inc. EbizStreet is a direct marketer of information technology products and services primarily to business, government, educational and consumer users in the United States. EbizStreet sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------

         The Company also provides in-depth overviews about publicly traded micro-cap and small-cap companies and interviews with public company executives. It also creates specialized financial content and distributes this content to other financial based websites. The Company markets services through banner and opt-in email marketing and tele-sales.

         (B) Principles of Consolidation
         -------------------------------

         The consolidated financial statements include the accounts of InsiderStreet.com, Inc. and its wholly owned subsidiaries Ebizstreet and E-ViewThis. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) Use of Estimates
         --------------------

         The Company prepares its financial statements in conformity with accounting principles generally accepted in the Unites States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (D) Cash and Cash Equivalents
        -----------------------------

         For purposes of the cash flow statement the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

         (E) Accounts Receivable
         -----------------------

         Accounts receivable consist of amounts due from customers. Reserves are provided for sales returns and bad debts.

         (F) Inventories
         ---------------

         Inventories consist of computer related hardware and software products and are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         (G) Property and Equipment
         --------------------------

         Property and equipment are stated at cost. Depreciation is computed over the straight-line method using the estimated economic lives (or lease period if shorter):

                        ASSET CLASS                             YEARS
                        -----------                             -----

            Computers and related equipment                  3 - 5  years
            Leasehold improvements                           3 - 10 years
            Furniture, fixtures and equipment                3 - 7  years

         Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized at such time.

         (H) Goodwill
         ------------

         Goodwill arising from the acquisition of EbizStreet was being amortized on a straight-line basis over a five-year period, prior to its impairment during the year ended October 31, 2000. Goodwill arising from the acquisition of E-ViewThis was being amortized on a straight-line basis over five year period prior to its impairment during the year ended October 31, 2000 (See Note 5).

         (I) Income Taxes
         ----------------

         Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (J) Revenue Recognition and Deferred Revenue
         --------------------------------------------

         Equipment sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         Revenues with respect to web hosting and investor relation services are recognized when the profile is produced and posted to the Company's website and the investor services are provided and payment is received or collectability is reasonable assured.

         The Company recognizes revenue from investor services over the contract period. As of October 31, 2000, the Company's deferred revenue represents fees collected in advance of the services being performed.

         (K) Advertising
         ---------------

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising are recorded as operating expenses as incurred. Advertising expense for the year ended October 31, 2000 was approximately $86,200.

         (L) Per Share Data
         ------------------

         Net loss per common share for the year ended October 31, 2000 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". For 2000, under Generally Accepted Accounting Principles, the shares outstanding for the period from November 1, 1999 through the recapitalization date of January 21, 2000 (See Note 1), are deemed to be that amount issued to the stockholders of InsiderStreet
         (NV) on the recapitalization date. For the period from the recapitalization date through October 31, 2000, the shares used in the weighted average computation are the actual shares outstanding for that period

         (M) Concentrations of Credit Risk from Cash Deposits in Excess of
         ------------------------------------------------------------------
         Insured Limits
         --------------

         The Company maintains its cash balances at various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2000, the Company's uninsured cash balances were approximately $95,000.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

                  The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments as of October 31, 2000. Accordingly, unrealized gains and losses are included in stockholders' equity. The shares are restricted as of October 31, 2000 and therefore not included in current assets.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         The composition of marketable equity securities as of October 31, 2000 as follows:

                                                   Gross
                                                 Unrealized
                                     Cost          (Loss)       Fair Value
         Available-for-sale
         Securities:
         Common stock            $ 1,579,900     (1,120,178)   $  459,722
                                 ===========    ===========    ==========

NOTE 3   ACCOUNTS RECEIVABLE
------   -------------------

         Accounts receivable as of October 31, 2000 consisted of the following:

         Accounts receivable                              $   2,721,327
         Allowance for doubtful accounts                       (443,705)
         Less return reserve                                   (125,300)
                                                          -------------
                                                          $   2,152,322
                                                          =============

         The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the year ended October 31, 2000, the Company recorded a provision for doubtful accounts of $484,875 in its statement of operations.

NOTE 4   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment as of October 31, 2000 consisted of the following:

         Computer and office equipment                    $    127,846
         Office furniture                                       62,217
         Leasehold improvements                                 39,591
                                                          ------------
                                                               229,654
         Less accumulated depreciation                         170,469
                                                          ------------
                                                          $     59,185
                                                          ============

         Depreciation expense for the year ended October 31, 2000 was $129,613.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


NOTE 5   GOODWILL
------   --------

         Goodwill arising from the acquisition of EbizStreet was being amortized on a straight-line basis over five-years.

         Goodwill as of October 31, 2000 was as follows:

         Goodwill                                         $ 23,490,223
         Loss on impairment                                (22,512,955)
         Less accumulated amortization                        (977,268)
                                                          ------------
                                                          $         --
                                                          ============

         Amortization expense for the year ended October 31, 2000 was $977,268.

         During 2000, the Company underwent a strategic repositioning plan. As a result of the repositioning plan, the Company reevaluated the carrying value of goodwill from the EbizStreet acquisition. For purposes of determining future discounted cash flows of the goodwill, the Company, based upon historical results, current projections, and internal earnings targets, determined the discounted future cash flows of the business to which the goodwill relates. Based on the measurement of goodwill, the Company recognized a loss on goodwill impairment of $22,512,955 during the year ended October 31, 2000.

         Goodwill arising from the acquisition of E-ViewThis was being amortized on a straight-line basis over five years.

         Goodwill                                          $ 3,468,750
         Loss on impairment                                 (3,121,875)
         Less accumulated amortization                        (346,875)
                                                           -----------
                                                           $        --
                                                           ===========

         Amortization expense for the year ended October 31, 2000 was $346,875. During 2000, the Company underwent a strategic repositioning plan. As a result of the repositioning plan, the Company reevaluated the carrying value of goodwill from the E-ViewThis acquisition. For purposes of determining future discounted cash flows of the goodwill, the Company, based upon historical results, current projections, and internal earnings targets, determined the discounted future cash flows of the business to which the goodwill relates. Based on the measurement of goodwill, the Company recognized a loss on goodwill impairment of $3,121,875 during the year ended October 31, 2000.

NOTE 6   NOTES AND LOANS PAYABLE
------   -----------------------

         The following schedule reflects notes and loans payable as of October 31, 2000:

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         Note payable to an individual, interest at 12% per
           annum, due on demand, unsecured                          $ 50,000

         Note payable to a corporation, interest at 39.67% per
           annum, principal and interest due January 16, 2001,
           secured by shares of the Company's common stock           500,000

         Notes payable to individuals, interest at 7% per
           annum, due on demand, unsecured                           100,438

         Loan payable to a principal stockholder, non-interest
           bearing, due on demand, unsecured                          28,750
                                                                    --------
                  All current                                       $679,188
                                                                    ========

         Interest expense for the year ended October 31, 2000 was $224,106. Accrued interest of $69,082 on the notes, loans and lines of credit payable (See below) has been included in accrued expenses at October 31, 2000.

NOTE 7   LINES OF CREDIT
------   ---------------

         The Company has a wholesale financing agreement with IBM Credit Corporation (ICC). The terms of the credit line allow the Company to borrow up to $3.5 million. Advances are based on collateral valued at 80% of eligible accounts receivable and 100% of approved inventory. The Company is charged monthly interest of prime plus 2.5% on the average daily balance of outstanding invoices approved by ICC. The financial term on invoices is sixty days. The Company may draw working capital advances against eligible accounts receivable for a term of 180 days with interest of prime plus 2.75%. In addition, the Company is charged a monthly service fee of $750. The financing agreement is subject to certain qualitative and quantitative covenants subordination agreements and a lock-box agreement for the collection of accounts receivable. The officers of AMS have also personally guaranteed the agreement. At October 31, 2000, the effective rate was 11.25% and the balance was $1,896,327.

         The Company executed a line of credit (LOC) with Suntrust Bank for a maximum loan amount of $25,000. At October 31, 2000, the effective rate was 11.5% and the balance was $25,000. The LOC expires on January 19, 2003 and is personally guaranteed by two former officers of the Company.

         Interest expense for the year ended October 31, 2000 was $149,771.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


NOTE 8   STOCKHOLDERS' EQUITY
------   --------------------

         (A) Application of Recapitalization
         -----------------------------------

         Pursuant to the merger and recapitalization agreement (See Note 1) all capital stock shares and amounts and per share data in the accompanying financial statements for the year ended October 31, 2000 give effect to the recapitalization.

         (B) Common Stock
         ----------------

         On January 21, 2000, the Company issued 5,576,921 common shares for cash of $10,000.

         During 2000, 94,154 common shares were issued for cash in the amount of $500,000.

         During 2000, the Company issued common shares for services. The shares were valued using fair value as determined by the quoted trading prices on the agreement dates. The Company recognized $1,874,481 in expenses for the year ended October 31, 2000.

         (C) Issuance of Common Stock for Acquisitions
         ---------------------------------------------

         During 2000, 1,696,080 common shares were issued in an acquisition accounted for under the purchase method of accounting. The shares were issued to purchase Ebizstreet. The fair value of shares issued was $20,246,095 (See Note 9).

         During 2000, 750,000 common shares were issued in an acquisition accounted for under the purchase method of accounting. The shares were issued to purchase E-ViewThis. The fair value of the shares issued was $3,468,750 (See Note 9).

NOTE 9   ACQUISITION OF SUBSIDIARIES
------   ---------------------------

         (A) Acquisition of E-ViewThis.com, Inc.
         ---------------------------------------

         On May 5, 2000, the Company acquired 100% of the issued and outstanding stock of E-ViewThis.com, Inc. in exchange for 750,000 shares of the Company's common stock. A principal stockholder of the Company who owned 50% of E-ViewThis.com, Inc. received 375,000 of the issued shares with a fair value of $1,734,375 determined based on the average quoted trading price of the Company's common stock during the acquisition period.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of E-ViewThis.com, Inc., are included in the consolidated financial statements for the period beginning on May 5, 2000 (See Note 5).

         (B) Acquisition of EbizStreet.com, Inc.
         ---------------------------------------

         On July 27, 2000, the Company acquired 100% of the issued and outstanding stock of EbizStreet.com, Inc., in exchange for 1,365,607 shares of the Company's common stock and 330,472 contingent shares held in escrow to be distributed contingent on meeting certain stipulated revenue criteria. During 2000, the acquired companies earned the contingent shares and these shares were included in the consolidated financial statements as of October 31, 2000.

         The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of EbizStreet.com, Inc., and subsidiaries will be included in the consolidated financial statements for the period beginning August 1, 2000.

         The purchase price of $20,246,095 was determined based on the average quoted trading price of the Company's common stock during the acquisition period resulting in an allocation of the excess of the fair market value over book value of the net assets acquired to goodwill in the amount of $23,490,223. The goodwill was amortized over five years beginning August 1, 2000.

         The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

         Cash, net of overdrafts                           $   170,428
         Accounts receivable                                 2,572,144
         Inventory                                             337,622
         Other current assets                                  168,540
         Property and equipment                                211,659
         Other assets                                          341,222
         Goodwill                                           23,490,223
         Accounts payable                                   (5,598,093)
         Other current liabilities                          (1,270,620)
         Notes payable                                        (177,030)
                                                           -----------
                                                           $20,246,095
                                                           ===========

         The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place on November 1, 1999:

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


                                                            For the Year Ended
                                                              October 31, 2000
                                                            -------------------

                  Revenues                                     $  18,170,062
                  Costs and expenses                              50,289,480
                                                               -------------
                  Net loss                                     $ (32,119,418)
                                                               =============

                  Net loss per share - basic and diluted       $       (3.92)
                                                               =============

NOTE 10  CONCENTRATIONS OF CREDIT RISK
-------  -----------------------------

         The Company has received approximately 47% of its revenue for the year ended October 31, 2000 from two customers. The existence of 32% of revenue from one customer poses a credit risk due to the possibility of loss of that customer. The Company is in the early stages of its operations and is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

NOTE 11  RELATED PARTY
-------  -------------

         In May 2000, a principal stockholder of the Company received 375,000 shares of the Company's common stock in exchange for his shares of E-viewThis.com, Inc. common stock with a fair value of $1,734,375.

         During the year ended October 31, 2000, the Company received cash advances from a principal stockholder. The outstanding balance due to the stockholder is $28,750, is non-interest bearing and due on demand.

         As of January 2001, the former corporate office of InsiderStreet.com in Tampa is currently subleased to a shareholder of InsiderStreet. There is no written sublease agreement.

NOTE 12  INCOME TAXES
-------  ------------

         Income tax expense (benefit) for the year ended October 31, 2000 is summarized as follows:

         Current
         Federal                                $      -
         State                                         -
         Deferred                                 52,702
                                                --------
                                                $ 52,702
                                                ========

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         The Company's tax expense differs from the "expected" tax expense for the year ended October 31, 2000 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

         Computed "expected" tax expense (benefit)           $    (428,091)
         State income tax                                               --
         Effect of net operating loss                              428,091
                                                              ------------
                                                             $          --
                                                             =============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of October 31, 2000 are as follows:

                                                                2000
                                                             -----------
        Deferred tax assets:
        Net operating loss carryforward                      $  428,091
                                                             ----------
        Total gross deferred tax assets                         428,091
        Less valuation allowance                                428,091
                                                             ----------
                                                             $       --
                                                             ==========

         As of October 31, 2000, the Company had net operating loss carryforward of approximately $1,259,000 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2020.

         The valuation allowance at November 1, 1999 was approximately zero. The net change in the valuation allowance during the year ended October 31, 2000 was an increase of $480,793.

         Because the Company underwent an ownership change, as defined in
         Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of those losses.

NOTE 13  COMMITMENT AND CONTINGENCIES
-------  ----------------------------

         (A) Operating Leases
          --------------------

         The Company leases various corporate office spaces under operating leases. The leases have remaining terms varying from the years 2001 through 2002. Future minimum payments required under the lease by fiscal year as follows:

                        2001                       $   73,800
                        2002                       $   57,000

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------



         (B) Litigation, Claims and Assessments
         --------------------------------------

         (i) Two major shareholders of the Sierra Holdings Group, Inc. has brought legal action against the Company

                  This case arose out of the acquisition of Sierra Holdings Group, Inc. for breach of contract. The lawsuit is in the early stages and no amount of potential damages have been accrued as of October 31, 2000.

         (ii) An advertising service provider has brought legal action against the Company

                  This suit alleges breach of contract and seeks $3,000,000 in InsiderStreet.com, Inc. common stock and specific performance. The Company alleges that the contract was terminated for cause. The case is in the early stages and no amounts have been accrued as of October 31, 2000.

         (iii) A former Employee of its HardwareStreet subsidiary has brought legal action against the Company

                  The suit arose out of wages and benefits owed to a former employee. The lawsuit resulted in a default judgement against a subsidiary of the Company for $152,000. This judgement has been fully accrued in accounts payable as of October 31, 2000.

         (C) Consulting Agreements
         -------------------------

         In 2000, the Company entered into a one-year consulting agreement with an individual to provide public relations services. The agreement calls for the individual to receive 200,000 shares of common stock. The agreement expires on April 9, 2001. The 200,000 shares were issued in 2000 and valued for financial accounting purposes at $1,150,000, the fair market value of the common stock on the grant date. Consulting expense of $670,835 was recognized in 2000 and $479,165 was deducted from stockholders' deficiency as of October 31, 2000 to be expensed over the contract life in 2001.

         In 2000, the Company entered into a one-year consulting agreement with an individual to provide public relations services. The agreement calls for the individual to receive 100,000 shares of common stock. The agreement expires on June 30, 2001. The 100,000 shares were issued in 2000 and valued for financial accounting purposes at $1,193,750, the fair market value of the common stock on the grant date. Consulting expense of $397,915 was recognized in 2000 and $795,835 was deducted from stockholders' deficiency as of October 31, 2000 to be expensed over the contract life in 2001.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         In 2000, the Company entered into a one-year consulting agreement with an individual to provide public relations services. The agreement calls for the individual to receive 65,000 shares of common stock. The agreement expires on June 30, 2001. The 65,000 shares were issued in 2000 and valued for financial accounting purposes at $698,750, the fair market value of the common stock on the grant date. Consulting expense of $232,918 was recognized in 2000 and $465,832 was deducted from stockholders' deficiency as of October 31, 2000 to be expensed over the contract life in 2001.

NOTE 14  BUSINESS SEGMENTS
-------  -----------------

         The operations of the Company are divided into two segments, computer hardware and software and public relations. The computer hardware and software segment includes the sale of computer hardware and software by the Company's direct sales force. The Company's public relations division includes internet marketing, e-mail marketing and telephone solicitation services. Inter-company transactions have been eliminated between the Company's revenues, operating, income, assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below:

                                                        Computer
                                                      Hardware and        Public
                                                       Software          Relations          Consolidated
                                                   ---------------     --------------     -----------------
         Revenue                                  $    3,748,070       $   1,319,284        $    5,067,354
         Operating loss                              (28,053,855)         (2,038,691)          (30,092,546)
         Assets employed at end of year                2,632,709             483,726             3,116,435
         Depreciation, amortization
           and impairment                             25,630,755               4,075            25,634,830
         Capital expenditures                                 --              26,943                26,943

NOTE 15  Going Concern
-------  -------------

         As reflected in the accompanying financial statements, the Company has a significant operating loss of $30,092,546 and a working capital deficiency of $4,698,525. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000
                             ----------------------


         do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates raising additional working capital through the issuance of debt and equity securities and reducing operating overhead. Management believes that actions presently being taken to obtain additional funding and reduce operating costs provide for the Company to operate as a going concern.

NOTE 16  SUBSEQUENT EVENTS
-------  -----------------

         (A) Change in Management
         ------------------------

         On January 5, 2001, the Board of Directors received notice from an officer and director that he was resigning effective immediately. His letter was dated December 22, 2000 but was not received by the Board until January 5, 2001 at which time the Board accepted his resignation. The officer and director indicated that the reason for his resignation was for personal reasons.

         As a result of the resignation of the officer and director, the president of AMS Systems, Inc. has assumed the role of acting president and chief executive officer of InsiderStreet.com. He remains its sole officer and director while continuing to serve as the sole officer and president and chief executive officer of AMS Systems, Inc.

         (B) Continuing Operations
         -------------------------

         With the resignation of the former officer and director, the Company closed its corporate office in Tampa, Florida and moved its office to Maryland, which is the principal place of business of AMS Systems, Inc.

         The Company has since ceased operations in its public relations division, and the Company's HardwareStreet subsidiary has filed for chapter 7 bankruptcy liquidation.

         (C) Bankruptcy Filing
         ---------------------

         On January 17, 2001, HardwareStreet.com, Inc., a subsidiary of InsiderStreet.com filed for protection from creditors in the U.S. Bankruptcy Court in the District of Reno. The bankruptcy was necessitated by HardwareStreet's declining financial position, the unwillingness of creditors to agree to an acceptable payment schedule and claims from creditors which were not disclosed to InsiderStreet when InsiderStreet acquired the outstanding common stock of HardwareStreet in July 2000.