Form 10QSB
period 2001-01-31
INSIDERSTREET COM INC
filed 2001-04-16
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
            ACT

             For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                            ------------------------
                (Name of Registrant as specified in its charter)


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



               4014 Blackburn Lane Burtonsville, MD 20866 (301)384
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                   No   (  )



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: January 31, 2001
                                            -----------------

          CLASS                            Outstanding at January 31, 2001
-----------------------------              -------------------------------
Common stock $.001 Par Value                          9,218,144

                             INSIDERSTREET.COM, INC.

 PART 1:  FINANCIAL INFORMATION                                        PAGE
                                                                       ----

         CONSOLIDATED BALANCE SHEET AT JANUARY 31, 2001                 3
         (UNAUDITED) AND OCTOBER 31, 2000

         CONSOLIDATED STATEMENTS OF OPERATIONS AND                      4
         COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED
         JANUARY 31, 2001 AND 2000 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                  5
         THREE MONTHS ENDED JANUARY 31,2001 AND 2000
         (UNAUDITED)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6-7
         (UNAUDITED)

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           8-9

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                     ASSETS
                                     ------


                                                                  For the Three                For the Year
                                                                  Months Ended                    Ended
                                                                 January 31, 2001              October 31,
                                                                   (Unaudited)                    2000
                                                                -----------------              -------------
CURRENT ASSETS
  Cash                                                             $     35,822                 $    198,154
  Other current assets                                                    3,810                        7,620
  Accounts receivable                                                 1,259,920                    2,152,322
  Other receivable                                                       25,085                       62,928
  Inventories                                                           181,295                      176,504
                                                                   ------------                 ------------
     Total Current Assets                                             1,505,932                    2,597,528
                                                                   ------------                 ------------

PROPERTY & EQUIPMENT - NET                                               42,875                       59,185

OTHER ASSETS
  Investments, net                                                      340,643                      459,722
                                                                   ------------                 ------------

TOTAL ASSETS                                                       $  1,889,450                 $  3,116,435
                                                                   ============                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  3,885,583                 $  3,934,160
  Interest payable                                                      100,000                       69,082
  Lines of credit                                                     1,083,692                    1,921,327
  Note payable                                                          679,188                      679,188
  Deferred revenue                                                      692,296                      692,296
                                                                   ------------                 ------------
     Total Current Liabilities                                        6,440,759                    7,296,053
                                                                   ------------                 ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized,
   9,218,144 shares issued and outstanding, respectively                  9,218                        9,218
   Additional paid-in capital                                        31,175,020                   31,175,020
   Other comprehensive loss                                          (1,239,277)                  (1,120,178)
   Accumulated deficit                                              (31,105,763)                 (30,092,546)
  Less: stock issued for future services                             (3,390,507)                  (4,151,132)
                                                                   ------------                 ------------
     Total Stockholders Deficiency                                   (4,551,309)                  (4,179,618)
                                                                   ------------                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,889,450                 $  3,116,435
----------------------------------------------                     ============                 ============


          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------


                                                                          For the Three       For the Three
                                                                           Months Ended       Months Ended
                                                                         January 31, 2001   January 31, 2000
                                                                         ----------------   ----------------

NET SALES                                                                   $ 2,009,064       $   183,877

COST OF GOODS SOLD                                                            1,753,400                --
                                                                            -----------       -----------

GROSS PROFIT                                                                    255,664           183,877
                                                                            -----------       -----------

COSTS AND OPERATING EXPENSES
   Stock based consulting services                                              760,625                --
   Selling, general and administrative                                          420,319            83,075
   Impairment of assets                                                          19,868                --
                                                                            -----------       -----------
     Total Operating Expenses                                                 1,200,812            83,075
                                                                            -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                                  (945,148)          100,802

OTHER EXPENSE
  Interest expense                                                              (68,089)               --
                                                                            -----------       -----------

NET INCOME (LOSS)                                                            (1,013,237)          100,802

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                             (119,099)               --
                                                                            -----------       -----------

COMPREHENSIVE LOSS                                                          $(1,132,336)      $   100,802
------------------                                                          ===========       ===========

Net income (loss) per share - basic and diluted                             $     (0.11)      $      0.02
                                                                            ===========       ===========

Weighted average number of shares outstanding - basic and diluted             9,218,144         5,576,921
                                                                            ===========       ===========


          See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)




                                                                           For the Three      For the Three
                                                                           Months Ended       Months Ended
                                                                         January 31, 2001    January 31, 2000
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                        $(1,013,237)      $   100,802
   Adjustments to reconcile net loss to provided by (net cash) used in operating activities:
     Impairment of equipment                                                     19,868                --
     Depreciation                                                                 4,750               420
     Stock issued to consultants for services                                   760,625                --
   Changes in assets and liabilities:
     Accounts receivable                                                        892,402            (6,500)
     Other receivable                                                            37,843            (1,400)
     Other current assets                                                         3,810                --
     Inventories                                                                 (4,791)               --
     Investments                                                                     --          (192,900)
     Accounts payable and accrued expense                                       (17,659)           24,650
     Deferred revenue                                                                --            27,023
                                                                            -----------       -----------
       Net Cash Provided By (Used In) Operating Activities                      683,611           (47,905)
                                                                            -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (8,308)           (5,455)
                                                                            -----------       -----------
       Net Cash Used In Investing Activities                                     (8,308)           (5,455)
                                                                            -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments) on loans payable                                      (837,635)           44,500
     Proceeds from issuance of common stock                                          --            10,000
                                                                            -----------       -----------
       Net Cash Provided By (Used In) Financing Activities                     (837,635)           54,500
                                                                            -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (162,332)            1,140

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 198,154                --
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $    35,822       $     1,140
-----------------------------------------                                   ===========       ===========




          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2001
                             ----------------------


6

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

         For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on March 26, 2001.

NOTE 2   INVENTORIES
------   -----------

         Inventories consist of computer related hardware and software products and are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 3   CONTINUING OPERATIONS
------   ---------------------

         On January 5, 2001, the Board of Directors received notice from an officer and director that he was resigning effective immediately. His letter was dated December 22, 2000 but was not received by the Board until January 5, 2001 at which time the Board accepted his resignation. The officer and director indicated that he submitted his resignation for personal reasons.

         As a result of the resignation of the officer and director, the president of AMS Systems, Inc. has assumed the role of acting president and chief executive officer of InsiderStreet.com. He remains its sole officer and director while continuing to serve as the sole officer and president and chief executive officer of AMS Systems, Inc.

         With the resignation of the former officer and director, the Company closed its corporate office in Tampa, Florida and moved its office to Maryland, which is the principal place of business of AMS Holdings, Inc.

         The Company has since ceased operations in its public relations division.

         On January 17, 2001, HardwareStreet.com, Inc., a subsidiary of InsiderStreet.com filed for Chapter 7 bankruptcy protection from creditors in the U.S. Bankruptcy Court in the District of Reno, Nevada. The bankruptcy was necessitated by HarwareStreet's declining financial position, the unwillingness of creditors to agree to an acceptable payment schedule and claims from creditors which were not disclosed to InsiderStreet when InsiderStreet acquired the outstanding common stock of HarwareStreet in July 2000.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2001
                             ----------------------


NOTE 4   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements and at January 31, 2001, the Company has a working capital deficiency of $4,934,827, a stockholders' deficiency of $4,551,309 and a net loss from operations of $1,013,237. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

After reviewing the operations and prospects of our various subsidiaries, management has determined to focus its efforts on the operation of AMS Systems, Inc., a a value-added reseller of computer hardware and software which sells its equipment primarily to businesses, schools and local governments. Working with some of the largest hardware and software companies in the industry, management has and will continue to form alliances with these companies in an effort to reach an ever growing market for sophisticated computer systems. While both InsiderStreet and Eview This.com offered specialized niche services, management believes that in order to minimize operating costs it must focus on one aspect of its business, and that business is AMS. Once creditor issues related to the bankruptcy of HardwareStreet.com are resolved, management believes that by focusing exclusively on AMS, we will be able to significantly reduce our operating losses.


Results of Operations

Revenues for the Three Months Ended January 31, 2001

Revenues for the three month period ended January 31, 2001 were $2,009,064 as compared to $183,877 during the corresponding prior period. The primary reason for this discrepancy is that revenues for the period ended January 31, 2000 represent revenues generated primarily by InsiderStreet.Com, Inc. and do not include revenues or assets as a result of the stock exchange agreement entered into with Ebizstreet, Inc. and its wholly owned subsidiaries, AMS Systems Inc. and HardwareStreet.com Inc Almost all of the revenues identified on our statement of operations and comprehensive loss represent revenues generated from AMS during the period ended January 31, 2001. Except for possible gains from the sale of common stock, of which there can be no assurances, we do not anticipate any significant revenues from any of our other subsidiaries. Our gross profit for this past quarter was $255,664. We incurred losses from operations of $945,148 as compared to a profit of $100,802 during the three months ended January 31, 2000. Our net comprehensive loss totaled $1,132,336 as compared to a gain of $100,802. A significant portion of our loss represents an expense of $760,625 for stock based consulting services. This non-cash expense represents the amortized portion of the various consulting agreements fees signed by us. Our selling, general and administrative costs increased from $83,075 to $420,319. The significant increase in these expenses is primarily due to our acquisition of Ebizsteet.

Liquidity and Capital Resources

As of January 31, 2001 our total current assets were $1,505,932 as compared to $2,597,528 as of October 31, 2000. Our cash position declined from $198,154 to $35,822. However, we were able to reduce our outstanding accounts receivable from $2,152,322 to $1,259,920. A significant portion of this reduction in outstanding receivables is due to our decision to pay down our outstanding line of credit from $1,921,327 to $1,083,692. Our net investments declined from $459,722 to $340,643. This is due to an unrealized loss on securities which we are holding as payment for services rendered in connection with our Internet marketing services. Our total assets were $1,889,450 as of January 31, 2001 as compared to $3,116,435 as of October 31, 2000.

Our accounts payable were $3,885,583 as compared to $3,934,160 as of October 31, 2001. Approximately $3.2 million of these payables are due and owing from HardwareStreet.com and its various subsidiaries. These entities have filed for protection from creditors under Chapter 7 of the Bankruptcy Act. Management believes that most of the obligations related to HardwareStreet will be discharged in the bankruptcy proceedings. However, there can be no assurance whether these debts will in fact be discharged or, any time frame for the discharge of these obligations. Total current liabilities were $6,440,759 as compared to $7,296,053 as of October 31, 2000.

                            Part 11 Other Information

                            Item 1. Legal Proceedings

         We have been named as a Defendant in an action filed against InternetStreet Services, Inc., a subsidiary of HardwareStreet .com. The suit was filed in the Superior Court of Madera County California (Case No. CV139453) and is in connection with services rendered. InternetStreet Services was one of our subsidiaries which filed for bankruptcy protection from creditors and we believe that this matter will be dealt with as part of the overall bankruptcy proceedings.


                  Item  2.    Change in Securities

                             None

                  Item  3.    Defaults Upon Senior Securities

                             None

                  Item  4.    Submission of Matters to a Vote of Security
                              Holders

                             None.

                  Item  5.    Other Information

                             None.

                  Item  6.    Exhibits and Reports on Form 8-k

                  (a) Exhibits.

                             None


(b)      Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


InsiderStreet.com Inc.


    /s/ Richard McClearn
----------------------------------
BY: Richard McClearn, president
Dated: This 13th day of April 2001