Form 10QSB
period 2001-04-30
INSIDERSTREET COM INC
filed 2001-07-05
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended April 30,   2001

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                            ------------------------
                (Name of Registrant as specified in its charter)


                           Sierra Holdings Group, Inc.
                  ---------------------------------------------
                           (Former Name of Registrant)

         Nevada                           0-23995               87-0576421
         ------                           -------               ----------
(State or other jurisdiction of       (Commission File       (IRS Employer
incorporation or organization)                No.)           Identification No.)




         4014 Blackburn Lane Burtonsville, MD 20866             (301)384-2400
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

         Yes  (X)          No   ( )

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: April 30, 2001
                                            --------------

           CLASS                                  Outstanding at April 30, 2001
----------------------------                      -----------------------------
Common stock $.001 Par Value                                9,168,144



                             INSIDERSTREET.COM, INC.

PART I: FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----

           Consolidated Balance Sheets at April 30, 2001                    3
           (Unaudited) and October 31, 2001

           Consolidated Statements of Operations and Comprehensive
           Loss for the Three and Six Months Ended April 30, 2001
           and  2000 (Unaudited)                                            4

           Consolidated Statement of Cash Flows for the Six Months
           Ended April 30, 2001                                             5

           Notes to Consolidated Financial Statements
           (Unaudited) as of April 30,  2001                                6-7

           Management Discussion and Analysis of Financial
           Condition and Results of Operations                              8

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------




                                     ASSETS
                                     ------
                                                                             April 30, 2001
                                                                              (Unaudited)           October 31, 2000
                                                                              ------------          ----------------
CURRENT ASSETS
   Cash                                                                             51,870                 198,154
  Other current assets                                                              20,894                   7,620
  Accounts receivable                                                              988,362               2,152,322
  Other receivable                                                                  39,035                  62,928
  Inventories                                                                      321,960                 176,504
                                                                              ------------            ------------
     Total Current Assets                                                        1,422,121               2,597,528
                                                                              ------------            ------------

PROPERTY & EQUIPMENT - NET                                                          18,771                  59,185
                                                                              ------------            ------------

OTHER ASSETS
  Investments, net                                                                 231,912                 459,722
                                                                              ------------            ------------

TOTAL ASSETS                                                                     1,672,804               3,116,435
                                                                              ============            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           688,878               3,934,160
  Interest payable                                                                 100,000                  69,082
  Lines of credit                                                                  969,394               1,921,327
  Notes payable                                                                    578,750                 679,188
  Deferred revenue                                                                 692,296                 692,296
                                                                              ------------            ------------
     Total Current Liabilities                                                   3,029,318               7,296,053
                                                                              ------------            ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized,
     9,168,144 and 9,218,144 shares issued and outstanding,
     respectively                                                                    9,168                   9,218
   Additional paid-in capital                                                   31,244,070              31,175,020
   Other comprehensive loss                                                     (1,347,988)             (1,120,178)
   Accumulated deficit                                                         (28,536,048)            (30,092,546)
  Less: stock issued for future services                                        (2,725,716)             (4,151,132)
                                                                                                      ------------
     Total Stockholders Deficiency                                              (1,356,514)             (4,179,618)
                                                                              ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $  1,672,804            $  3,116,435
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

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------

                                                                 For the Three    For the Three      For the Six      For the Six
                                                                  Months Ended     Months Ended     Months Ended      Months Ended
                                                                 April 30, 2001   April 30, 2000    April 30, 2001   April 30, 2000
                                                                 --------------   --------------    --------------   --------------

NET SALES                                                         $ 1,521,441       $   279,595       $ 3,530,505       $   397,407

COST OF GOODS SOLD                                                  1,109,932                --         2,863,332                --
                                                                  -----------       -----------       -----------       -----------

GROSS PROFIT                                                          411,509           279,595           667,173           397,407
                                                                  -----------       -----------       -----------       -----------

COSTS AND OPERATING EXPENSES
   Stock based consulting services                                    664,791           514,792         1,425,417           514,792
   Selling, general and administrative                                455,611            75,624           826,797           158,699
   Impairment of assets                                                23,860                --            23,860                --
                                                                  -----------       -----------       -----------       -----------
     Total Operating Expenses                                       1,144,262           590,416         2,345,074           673,491
                                                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                                 (732,753)         (310,821)       (1,677,901)         (276,084)

OTHER EXPENSE
  Interest expense                                                     22,322                --            90,411                --
                                                                  -----------       -----------       -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM                                       (755,075)         (310,821)       (1,768,312)         (276,084)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt                                    3,324,810                --         3,324,810                --
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                                   2,569,735          (310,821)        1,556,498          (276,084)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                   (108,731)         (493,395)         (227,810)         (493,395)
                                                                  -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                                       $ 2,461,004       $  (804,216)      $ 1,328,688       $  (769,479)
                                                                  ===========       ===========       ===========       ===========

Loss before extraordinary item                                          (0.08)            (0.05)            (0.19)            (0.05)
Extraordinary item                                                       0.35                --              0.36                --
                                                                  -----------       -----------       -----------       -----------
Net income (loss) per share - basic and diluted                   $      0.27       $     (0.05)      $      0.17       $     (0.05)
                                                                  ===========       ===========       ===========       ===========

Weighted average number of shares outstanding -
 basic and diluted                                                  9,459,112         5,653,088         9,288,700         5,614,586
                                                                  ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   -----------


                                                                                   For the Six           For the Six
                                                                                  Months Ended           Months Ended
                                                                                  April 30, 2001        April 30, 2000
                                                                                  --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                               $ 1,556,498           $  (276,084)
   Adjustments to reconcile net loss to provided by (net cash) used in operating
     activities:
     Gain on extinguishment of debt                                                 (3,324,811)                   --
     Impairment of equipment                                                            43,728                    --
     Depreciation                                                                        7,268                 1,220
     Stock issued for consulting and other services                                  1,494,417               514,792
     Bad debt                                                                          135,000                    --
   Changes in assets and liabilities:
     Accounts receivable                                                             1,028,960                (9,000)
     Other receivable                                                                   23,893                (6,615)
     Other current assets                                                              (13,274)                   --
     Inventories                                                                      (145,456)                   --
     Accounts payable and accrued expense                                              (20,910)               48,909
     Interest payable                                                                   30,918                    --
     Deferred revenue                                                                       --              (369,407)
                                                                                   -----------           -----------
       Net Cash Provided By (Used In) Operating Activities                             816,231               (96,185)
                                                                                   -----------           -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (10,582)              (12,475)
                                                                                   -----------           -----------
       Net Cash Used In Investing Activities                                           (10,582)              (12,475)
                                                                                   -----------           -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments) on loans payable                                             (951,933)              102,500
     Proceeds from issuance of common stock                                                 --                10,000
                                                                                   -----------           -----------
       Net Cash Provided By (Used In) Financing Activities                            (951,933)              112,500
                                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (146,284)                3,840

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        198,154                    --
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $    51,870           $     3,840
                                                                                   ===========           ===========

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001
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

         It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB filed on March 26, 2001.

NOTE 2   INVENTORIES
------   -----------

         Inventories consist of computer related hardware and software products and are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 3   BANKRUPTCY FILING
------   -----------------

         In February 2001 the U.S. Bankruptcy Court in the District of Reno, Nevada accepted the Chapter 7 bankruptcy petition from HardwareStreet.com, Inc., a subsidiary of InsiderStreet.com. As a result of this filing, HardwareStreet.com was relieved of its obligations to creditors totaling $3,324,810. This resulted in a gain on the extinguishment of this debt and was recorded as an extraordinary item in the statement of operations.

NOTE 4   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         In February 2001, the Company issued 400,000 shares of common stock for advertising services having a fair value of $60,000. In April 2001, the Company issued 100,000 shares of common stock for consulting services having a fair value of $9,000.

         In March 2001 the Company signed an agreement with a stockholder to settle litigation between the Company and said stockholder. The effect of this settlement was to replace 1,150,000 common shares originally issued as part of the recapitalization of the Company with 600,000 new shares of common stock. The retired shares and reissued shares were valued at par value of $.001/share resulting in a credit to the Company's additional paid-in capital account of $550.

NOTE 5   INCOME TAXES
------   ------------

         No provision for income taxes has been recorded on the Company's income for the six and three month periods ended April 30, 2001, because such income is the result of the extraordinary gain from the debt extinguishment arising from the bankruptcy filing discussed in Note 3, which is nontaxable.

NOTE 6   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements and at April 30, 2001, the Company has a working capital deficiency of $1,607,197, a stockholders' deficiency of $1,356,514 and an accumulated deficit from operations of $28,536,048. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management continues to devote their efforts almost exclusively to the operation of our subsidiary, AMS Systems, Inc. AMS is a is a value-added reseller of computer hardware and software to business. HardwareStreet.com, Inc. is currently in bankruptcy and is not operating at this time. A trustee has been appointed. The trustee is currently in the process of evaluating claims against HardwareStreet. Once completed, the trustee will distribute the assets of HardwareStreet to its creditors.

None of our other subsidiaries are operational at this time.

We have a working capital deficiency of $1,607,197, a stockholders' deficiency of $1,356,514 and an accumulated deficit from operations of $28,536,048. Management intends to issue additional debt and/or equity securities to finance ongoing operations. There can be no assurance that management will be successful in securing financing or if successful, whether the terms will be favorable to the Company. The ability of the Company to secure additional financing is critical for the Company's continued operations and growth plans.

Results of Operations

Revenues for the Three and Six months Ended April 30, 2001

Revenues for the three and six month period ended April 31, 2001 were $1,521,441 and $3,530,505 while expenses totaled $2,254,194 and $5,208,406 respectively. This compares with revenues of $279,595 and $397,407 for the three and six months ended April 30, 2000. Net loss from operations were $732,753 and $1,677,901 for the period ended April 30, 2001 as compared to a loss from operations of $310,821 and $276,084 for the periods ended April 30, 2000. A significant portion of this loss is attributable to a non-cash expense attributable to the issuance of our common stock for consulting and professional fees. This expense totaled $1,425,417 for the six months ended April 30, 2001 as compared to $514,792 for the six months ended April 30, 2000,.

For the three and six months ended April 30, 2001 we recorded net income of $2,569,735 and $1,556,498. This compares with a loss of $310,821 and a loss of $276,084 during the corresponding prior periods. Net income per share was $.27 and $.17 as compared to a loss of $.05 in each of the prior corresponding periods. The sole reason for this significant turnaround in profitability was a gain of $3,324,810 recognized from the extinguishment of the HardwareStreet debt.

Investors should also be aware that during the period ended April 30, 2000, the Company had not as yet completed its acquisition of AMS and HardwareStreet. If AMS and HardwareStreet had been included in those prior year comparative financial statements, the results of operations may have differed significantly.

Liquidity and Capital Resources

As of April 30, 2001 we had cash of $51,870, net accounts receivable of $988,362 and total current assets of $1,422,121. We have property, plant and equipment (net of depreciation) of $18,771 and $231,912 net in investment securities which consist of equity securities received from client companies. Our total assets equal $1,672,804. This compares to our October 31, 2000 Balance Sheet which indicates cash of $198,154, accounts receivable of $2,152,322 and total current assets of $2,597,528. Property, plant and equipment totaled $59,185, investment assets were $459,722 and our total assets were $3,116,435. The significant decline in the "line of credit" is as a result of our decision to pay down our line of credit from $1,921,327 to $969,394. We have also reduced our outstanding account payables from $3,934,160 to $688,878 while total current liabilities declined from $7,296,053 to $3,029,318. The sole reason for a reduction in our liabilities of over $3.3 million was as a result of the filing for Bankruptcy protection for HardwareStreet.

                           Part 11 Other Information

Item 1. Legal Proceedings

            No new litigation has been instituted against the Company

Item 2. Change in Securities

           On February 14, 2001 we issued 200,000 shares of our common stock to Wallstreet Press for advertising services. We relied on the exemption provided by Section 4(2) of the Securities Act. The total value of these shares was $30,000.

         On February 14, 2001 we issued 200,000 shares of our common stock to MacLath LTDA for advertising services. We relied on the exemption provided by
Section 4(2) of the Securities Act. The total value of these shares was $30,000.

         On April 16, 2001 we issued 100,000 shares of our common stock to Alan Narvade for accounting services. We relied on the exemption provided b Section 4(2) of the Securities Act. The total value of these shares was $9,000.

         In March 2001 pursuant to the settlement of a lawsuit we redeemed 1,150,000 shares of common stock originally issued to a shareholder and issued the shareholder 600,000 new shares of our common stock. We relied on the exemption from registration provided by Section 4(2) of the Act. The shares were booked at $.001 per share.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-k

         (a) Exhibits.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InsiderStreet.com Inc.

/s/Richard McClearn
--------------------------------
BY: Richard McClearn, president
Dated: This 2nd day of July  2001