Form 10QSB
period 2001-07-31
INSIDERSTREET COM INC
filed 2001-10-04
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                            ------------------------
                (Name of Registrant as specified in its charter)


                           Sierra Holdings Group, Inc.
                  ---------------------------------------------
                           (Former Name of Registrant)

          Nevada                        0-23995                  87-0576421
         --------                      ----------               -----------
(State or other jurisdiction of     (Commission File           (IRS Employer
incorporation or organization)            No.)               Identification No.)



          4014 Blackburn Lane Burtonsville, MD 20866   (301)384-2400
                 ----------------------------------------------
         (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)          No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:


            CLASS                                 Outstanding at October 3, 2001
-----------------------------------------         ------------------------------
Common stock $.001 Par Value                                 11,800,624

                             INSIDERSTREET.COM, INC.

PART I:   FINANCIAL INFORMATION                                        PAGE
                                                                       ----
      Item 1. Financial Statements

              Consolidated Balance Sheet as of                            3
              July 31, 2001 (Unaudited) and October 31, 2000

              Consolidated Statements of Operations and Comprehensive     4
              Loss for the Three and Nine Months ended July 31, 2001 and 2000 (Unaudited)

              Consolidated Statement of Cash Flows for the Nine Months    5
              Ended July 31, 2001 and July 31, 2000 (Unaudited)

              Notes to Consolidated Financial Statements
              Unaudited) as of July 31,  2001                             6

      Item 2. Management Discussion and Analysis of Financial
              Condition and Results of Operations                         9

PART II:  OTHER INFORMATION                                              10

SIGNATURES                                                               11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                ASSETS
                                                                                           July 31, 2001       October 31,
                                                                                            (Unaudited)           2000
                                                                                            ------------      ------------

CURRENT ASSETS
  Cash                                                                                     $      43,565      $    198,154
  Other current assets                                                                            17,822             7,620
  Accounts receivable                                                                          1,265,902         2,152,322
  Other receivable                                                                                  --              62,928
  Inventories                                                                                    264,741           176,504
                                                                                            ------------      ------------
     Total Current Assets                                                                      1,592,030         2,597,528
                                                                                            ------------      ------------

PROPERTY & EQUIPMENT - NET                                                                        16,253            59,185
                                                                                            ------------      ------------

OTHER ASSETS
  Investments, net                                                                               150,426           459,722
                                                                                            ------------      ------------

TOTAL ASSETS                                                                                $  1,758,709      $  3,116,435
                                                                                            ============      ============

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                    $  1,298,622      $  3,934,160
  Interest payable                                                                               100,000            69,082
  Lines of credit                                                                                596,412         1,921,327
  Notes payable                                                                                  574,431           679,188
  Deferred revenue                                                                               481,821           692,296
                                                                                            ------------      ------------
     Total Current Liabilities                                                                 3,051,286         7,296,053
                                                                                            ------------      ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized, 17,708,134 and
     9,218,144 shares issued and outstanding, respectively                                        17,708             9,218
   Additional paid-in capital                                                                 32,002,929        31,175,020
   Other comprehensive loss                                                                   (1,232,974)       (1,120,178)
   Accumulated deficit                                                                       (31,540,240)      (30,092,546)
  Less: stock issued for future services                                                        (540,000)       (4,151,132)
                                                                                            ------------      ------------
     Total Stockholders Deficiency                                                            (1,292,577)       (4,179,618)
                                                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                              $  1,758,709      $  3,116,435
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

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                      For the Three    For the Three      For the Nine      For the Nine
                                                    Months Ended July   Months Ended      Months Ended      Months Ended
                                                        31, 2001       July 31, 2000     July 31, 2001     July 31, 2000
                                                      ------------      ------------      ------------      ------------

NET SALES                                             $  1,960,338      $    361,972      $  5,490,843      $    759,379

COST OF GOODS SOLD                                       1,534,073              --           4,397,405              --
                                                      ------------      ------------      ------------      ------------

GROSS PROFIT                                               426,265           361,972         1,093,438           759,379
                                                      ------------      ------------      ------------      ------------

COSTS AND OPERATING EXPENSES
   Professional and consulting fees                      2,953,115           494,015         4,447,531         1,029,469
   Selling, general and administrative                     460,612           554,685         1,267,542           692,722
   Impairment of assets                                       --                --              43,728              --
                                                      ------------      ------------      ------------      ------------
     Total Operating Expenses                            3,413,727         1,048,700         5,758,801         1,722,191
                                                      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                    (2,987,462)         (686,728)       (4,665,363)         (962,812)

OTHER EXPENSE
  Interest expense                                          16,730              --             107,141              --
                                                      ------------      ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (3,004,192)         (686,728)       (4,772,504)         (962,812)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt                              --                --           3,324,810              --
                                                      ------------      ------------      ------------      ------------

NET LOSS                                                (3,004,192)         (686,728)       (1,447,694)         (962,812)

OTHER COMPREHENSIVE GAIN (LOSS)
  Unrealized gain (loss) on available-for-sale
    securities                                             115,014          (399,405)         (112,796)         (892,800)
                                                      ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                                    $ (2,889,178)     $ (1,086,133)     $ (1,560,490)     $ (1,855,612)
                                                      ============      ============      ============      ============

Loss before extraordinary item                               (0.18)            (0.10)            (0.40)            (0.16)
Extraordinary item                                            --                --                0.28              --
                                                      ------------      ------------      ------------      ------------
Net loss per share - basic and diluted                $      (0.18)     $      (0.10)     $      (0.12)     $      (0.16)
                                                      ============      ============      ============      ============

Weighted average number of shares outstanding -
 basic and diluted                                      16,751,217         7,083,180        11,784,907         6,100,468
                                                      ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                      For the Nine Months Ended     For the Nine Months
                                                                            July 31, 2001           Ended July 31, 2000
                                                                       ---------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $(1,447,694)                 $  (962,812)
   Adjustments to reconcile net loss to provided by (net cash) used in operating activities:
     Gain on extinguishment of debt                                         (3,324,810)                        --
     Impairment of equipment                                                    43,728                         --
     Deferred revenue realized                                                 (13,975)                    (723,129)
     Amortization                                                                 --                        173,438
     Depreciation                                                                9,786                        2,393
     Stock issued for consulting and other services                          4,447,531                    1,224,708
     Bad debt                                                                  277,286                         --
   Changes in assets and liabilities:
     Accounts receivable                                                       609,134                       (7,000)
     Other receivable                                                           62,928                         --
     Other current assets                                                      (10,202)                        (500)
     Inventories                                                               (88,237)                        --
     Accounts payable and accrued expense                                      588,834                       52,809
     Interest payable                                                           30,918                         --
                                                                           -----------                  -----------
       Net Cash Provided By (Used In) Operating Activities                   1,185,227                     (240,093)
                                                                           -----------                  -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (10,582)                     (26,941)
     Increase in deposits                                                         --                         (6,115)
     Advance to newly acquired subsidiary                                         --                        (95,000)
     Cash received from acquisition of subsidiaries                               --                        222,299
                                                                           -----------                  -----------
       Net Cash Provided By (Used In) Investing Activities                     (10,582)                      94,243
                                                                           -----------                  -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments) on loans payable                                   (1,329,234)                     640,000
     Proceeds from issuance of common stock                                       --                        510,000
                                                                           -----------                  -----------
       Net Cash Provided By (Used In) Financing Activities                  (1,329,234)                   1,150,000
                                                                           -----------                  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (154,589)                   1,004,150
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                198,154                         --
                                                                           -----------                  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $    43,565                  $ 1,004,150
                                                                           ===========                  ===========


SUPPLEMENTAL CASH FLOW INFORMATION Non Cash Investing and Financing Activities:

During the nine months ended July 31, 2001, 6,000,000 shares were issued for services to consultants. The shares were valued at $540,000, of which $540,000 has been deferred.

During the nine months ended July 31, 2001, investments and deferred revenue were reduced by $196,500 to record the termination and settlement of two marketing and promotion service contracts.

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2001
                               -------------------


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


NOTE 4   INVESTMENTS
------   -----------

         The Company has settled certain marketing and promotion contracts for services to be provided by the Company. The payment to the Company for these services had been in the form of stock, or cash and stock. The stock received by the Company was recorded as an investment and deferred revenue. As the Company performed the services agreed to, a pro-rata share of deferred revenue was taken into income. The investments held in these companies stock were carried at their fair market value, with the necessary recognition of unrealized gains or losses.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2001
                               -------------------


         The Company is no longer providing the services discussed in the previous paragraph and during the three months ended July 31, 2001, the Company returned investments with a value of $196,500 to settle two of these contracts. The Company is in the process of negotiating settlements with the remaining companies.


NOTE 5   LITIGATION
------   ----------

         The Company has expensed $2,410,300 of deferred advertising expense as the result of the partial settlement of a dispute over a May 2000 advertising agreement which is currently in litigation. No other amounts have been accrued for this litigation.


NOTE 6   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         (A) Issuance of Common Stock for Debt and Services
         --------------------------------------------------

         During the three months ended July 31, 2001, 2,500,000 common shares were issued for a bonus to the president of the Company. The shares were valued at $225,000 using the fair value as determined by the quoted trading price on the date of issuance.

         During the three months ended July 31, 2001, 32,835 common shares were issued for the settlement of debt. The shares were valued at $2,399 using the fair value as determined by the quoted trading price on the date of issuance.

         (B) Issuance of Common Stock for Future Consulting Services
         -----------------------------------------------------------

         During the three months ended July 31, 2001, 6,000,000 common shares were issued for consulting services to be provided by two officers of the Company, effective August 1, 2001. The shares were valued at $540,000 using the fair value as determined by the quoted trading price on the agreement date. The Company has deferred this consulting expense and recorded it in the stockholders' deficiency section of the balance sheet (also see Note 8).

         (C) Issuance of Common Stock to Prior Stockholders of
             Hardwarestreet.com
         -----------------------------------------------------

         During the three months ended July 31, 2001, 7,155 common shares were issued to previous stockholders of Hardwarestreet.com. These shares were issued to correct the number of shares originally issued in July 2000, as part of the stock exchange agreement between Hardwarestreet.com and the Company.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2001
                               -------------------



NOTE 7   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements and at July 31, 2001, the Company has a working capital deficiency of $1,459,256, a stockholders' deficiency of $1,292,577 and an accumulated net loss from operations for the nine months ended July 31, 2001 of $1,447,694. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


         The Company anticipates reducing operating overhead and obtaining short term financing. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.


NOTE 8   SUBSEQUENT EVENTS
------   -----------------

         Subsequent to July 31, 2001, a total of 6,000,000 common shares of stock were returned by two officers of the Company as a result of the termination of a consulting agreement that was to become effective August 1, 2001. These shares will be canceled and put back into the Company's Treasury.

         Subsequent to July 31, 2001, the Company executed an agreement to satisfy an obligation represented by a note payable for $500,000 plus accrued interest of $100,000. In accordance with this agreement, the Company will issue a total of 180,000 shares of restricted common stock and grant a warrant to purchase 250,000 shares of common stock at an exercise price of $0.07 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management continues to devote their efforts almost exclusively to the operation of our subsidiary , AMS Systems, Inc. AMS is a value-added reseller of computer hardware and software to business. No other subsidiaries are engaged in any active business nor does management plan to devote any significant time or funds to any of these subsidiaries.

Results of Operations

Revenues for the Three and Nine months Ended July 31, 2001 and July 31, 2000

Revenues for the three and nine month period ended July 31, 2001 were $1,960,338 and $5,490,843. This represents a significant increase in the reported revenues of $361,972 and $759,379 during the comparable periods in fiscal year 2000. Despite a significant increase in revenues, costs have increased dramatically. Operating expenses for the three and nine months ended July 31, 2001 were $3,413,727 and $5,758,801 as compared to $1,048,700 and $1,722,191. As a result of increasing costs and the inability of revenues to keep pace with costs, the Company's loss from operations was $2,987,462 and $4,665,363 as compared to losses of $686,728 and $962,812 during the comparable periods in the prior year. Our net loss for the three and nine months ended July 31, 2001 was $3,004,192 and $1,447,694, which includes an extraordinary gain of $3,324,810 during the nine month period ended July 31 2001 as a result of the HardwareStreet.com bankruptcy. These losses compare to losses of $686,728 and $962,812 for the comparable periods in 2000.

Despite these significant losses, management believes that there remains opportunities for AMS Systems to generate operating profits in the future as a significant portion of the costs and operating expenses identified in the financial statements represents non-cash, non-recurring expenditures such as $4,151,132 in stock based consulting fees which have been issued as of July 31, 2001. With management's focus on the operation of AMS, the settlement of the bankruptcy proceeding and the recent settlement of other pending creditor claims including CNET Networks, Inc. which will relieve the Company of $600,000 in debt, in exchange for the issuance of approximately 180,000 shares of common stock and the issuance of warrants, management believes that AMS remains well positioned to take advantage of evolving market opportunities.

Notwithstanding the foregoing, market conditions and the terrorist attacks in New York and Washington, D.C. could adversely affect operations and market conditions.

Liquidity and Capital Resources

As of July 31, 2001 we had cash and other current assets of $1,592,030 as compared to $2,597,528 as of October 31, 2000. The significant decline in the Company's total assets is primarily attributable to a reduction of accounts receivable of approximately $900,000. Total assets declined from $3,116,435 to $1,758,709 due primarily to a decline of approximately $300,000 in the Company's investments and $1 million in accounts receivable.

Our current liabilities total $3,051,286 which consist of accounts payable and accrued expenses in the amount of $1,298,622, deferred revenues of $481,821, a line of credit in the amount of $596,412 and notes payable of $574,431. This compares to total liabilities as of October 31, 2000 of $7,296,053. The significant reduction in liabilities is attributable to the discharge of approximately $3,324,810 in liabilities as a result of the Hardwarestreet.com's bankruptcy proceeding.

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in prior filings, there have been no other legal proceedings filed against us.

Item 2. Change in Securities

In May 2001 the Company issued a total of 2,500,000 shares of its common stock to its president and chief operating officer, Richard McCLearn as a bonus. The shares were valued at $225,000.

Also in May, a total of 6,000,000 shares were authorized and issued to Richard McClearn and Jeffrey Richards. The shares were valued at $540,000. The shares were issued for consulting services to be provided and effective August 1, 2001. Subsequent to the issuance of the shares and prior to the effective date of the consulting agreement, the parties agreed to cancel the consulting agreement and the shares of common stock have been surrendered to the Company for cancellation.

During the three months ended July 31, 2001, the Company issued 32,835 shares of its common stock to Stewart Pierce for the settlement of a debt. These shares were valued at $2,399.

Also during the three months ended July 31, 2001, the Company issued 7,155 shares of its common stock to previous shareholders of Harwarestreet.com. These shares were issued to correct the number of shares originally issued in July 2000 as part of the stock exchange agreement between the Company and Hardwarestreet.com.

We relied on the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of the shares of the Company's common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InsiderStreet.com Inc.

     /s/Richard McClearn
-----------------------------------
BY: Richard McClearn, President
Dated: This 3rd day of October 2001