Form 10KSB
period 2001-10-31
INSIDERSTREET COM INC
filed 2002-02-19
CIK 1059137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 2001

                           Commission File No. 0-23995

                             INSIDERSTREET.COM, INC.
             (Exact Name of Registrant as specified in its charter)


          NEVADA                                           87-0576421
(State or other jurisdiction of              (I.R.S. Employer Identification No.
 Incorporation or organization)

                4014 Blackburn Lane Burtonsville, Maryland 20866
                    (Address of principal executive offices)


              2907 Bay to Bay Blvd., Suite 203 Tampa, Florida 33629
              -----------------------------------------------------
          (Former Name or Former Address, if changed from last Report)

                                 (301) 384-2400
                                 --------------
                         (Registrant's telephone number)

              Securities registered under Section 12(b) of the Act:

                   Title of each class to be registered: None

                             Name of exchange: None

           Securities registered pursuant to section 12(g) of the Act:

      Title of each class to be registered: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No____
              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2002 is $587,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING PRECEDING FIVE YEARS.

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  XX       NO
    -----        -------

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of January 31, 2002 , there were 11,980,843 shares of the Company's $0.001 par value common stock issued and outstanding.

AVAILABLE INFORMATION.

The public may read and copy any materials filed by Insiderstreet.com, Inc. (referred to throughout this Report as "our company" or "we") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at HTTP://WWW.SEC.GOV.

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB for the year ended October 31, 1998
Form 10-KSB for the year ended October 31, 1999
Form 10-KSB for the year ended October 31, 2000
Form 10-QSB for the quarter ended January 31, 2001
Form 10-QSB for the quarter ended April 30, 2001
Form 10-QSB for the quarter ended July 31, 2001
Form 8-K filed on January 22, 2002

PART I.

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Business Development
--------------------

We were originally incorporated as Sierra Holdings Group, Inc. For a description of our business from inception until its acquisition of InsiderStreet, Inc., a Florida corporation we refer you to our Form 10-KSB for the year ended October 31, 1998, which was previously filed with the Securities and Exchange Commission.

Business.
---------

Until November 1, 1999, we never engaged in any substantial business operations. In November 1999, pursuant to a change in control of our company which is more clearly set forth in our Form 10-KSB for the year ended October 31, 1999 new management was appointed and we began a series of acquisitions and divestitures which resulted in our current operating structure.

In January 2000, we completed the acquisition of InsiderStreet Inc., a Florida corporation pursuant to an Agreement and Plan of Reorganization by which we acquired all of the issued and outstanding shares of common stock of Insider Street in exchange for approximately 2,480,000 "unregistered" and "restricted" shares of our common stock.

Effective as of December 21, 1999 we changed our name to InsiderStreet.com Inc., which at the time was our sole operating subsidiary. InsiderStreet.com Inc. was an Internet based provider of investor relations marketing services for micro and small-capitalization public companies. InsiderStreet's goal was to generate revenues from its fee-based services and shares of common stock that it received as part of its compensation packages with entities for which it provided services.

While management felt that InsiderStreet served a unique role in serving micro cap companies and the investment community, management has ceased operations of InsiderStreet. The financial public relations field has become increasingly competitive, served by registered broker dealer and investment advisory firms, financial public relations as well as companies who are not registered by either the Securities and Exchange Commission or the National Association of Securities Dealers. With the proliferation of customers obtaining stock information from the Internet, our marketing program could not compete effectively. We were not generating sufficient funds to upgrade our website and as a result, in 2001 we were forced to cease operations.

On June 5, 2000 we acquired 100% of the issued and outstanding common stock of Eviewthis.com Inc. in a transaction valued at $3.75 million as determined by the then market value of our common stock. We issued to the shareholders of EviewThis, Michael Muzio and Mark Laisure a total of 3,750,000 shares of our restricted common stock. EviewThis is a start-up e-commerce and content site that focuses on the entertainment industry. EviewThis.com provided rich, dynamic streaming entertainment content and entertainment products to consumers through the Internet. Its website provided movie trailers, videos and music reviews were provided on its website. However, being able to provide streaming video on the web has become increasingly commonplace and technologically more competitive. We did not have the information technology people on staff to keep pace with technological advances nor did we have sufficient revenues to purchase the technology from third parties. As a result, we discontinued operations in 2001 and we are no longer operating Eview.

In July 2000 we acquired all of the issued and outstanding shares of common stock of EbizStreet.com. EbizStreet was a holding company for AMS Systems, Inc. and HardwareStreet.com. We made the acquisition to focus our objective to pursuing HardwareStreet's Internet based business which would be supported by a traditional sales force. AMS is a seller of information technology products as well as a reseller of hardware to large corporations and municipalities. Soon after acquiring AMS, its president, Richard McClearn assumed operational responsibilities for our company. We were not successful in implementing our Internet based operations through HardwareStreet. Changing market conditions, significant debt and the inability to integrate our operations required HardwareStreet.com in January 2001 to file for Chapter 7 bankruptcy protection and its assets were liquidated..

As a result of the foregoing transactions, a review of current market conditions and the strengths of our overall operations, it was determined that we would implement steps to close our other operating subsidiaries and focus exclusively on hardware, software and systems sales through our AMS subsidiary.

AMS SYSTEMS, INC.

We currently devote all of our attention to the operations of AMS. We believe that corporate value can be best enhanced by concentrating in one business segment, and a segment that our management has been involved with for a period of time.

Founded in January 1991, AMS Systems Inc. provides direct solutions based sales of hardware, software and integration, from basic workstations to complex networks as well as maintenance services and upgrades of existing computer equipment.

AMS markets information technology products and services to commercial accounts, federal, state and local government entities, educational institutions as well as entities in the health care industry located primarily in the Maryland, Virginia and District of Columbia. The company sells a broad range of microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable sales account managers and technicians. AMS offers over 100,000 products pulling from the top hardware and software distributors in the United States. AMS Systems, Inc. is an authorized provider of sales and services of more than fifty of the top manufacturers including IBM, Compaq, Intel, Hewlett Packard, Cisco, 3Com, Dell and Microsoft as well as third party software vendors such as Ecora, Surf Control and Omtools.

AMS Systems' clients include companies such as Thompson Financial, Aspen Systems, Litronics and Optimum Fiber, Federal agencies including ATF, NOAA, Goddard Space Center, FAA and Fannie Mae, state and local governments such as the City of Baltimore, the State of Maryland, the state of Virginia and the District of Columbia, and educational institutions such as University of Maryland, John Hopkins and the Baltimore Public School district as well as the City of Baltimore.

AMS generated approximately $8.3 million in gross sales in 2001. Its Loss from Operations during 2001 was $270,090.

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

The challenges for this model include the speed and extent to which distributors and their reseller and supplier partners embrace the model and make changes to their traditional way of doing business. The benefits of the demand chain model are increased efficiency and a reduced cost of doing business resulting from reduced channel inventory and associated costs, shortened channel response time, and improved value for each channel. AMS is committed to developing the relationships with channel partners that will support the demand chain model and as such has worked with the following manufacturers and distributors to facilitate and strengthen our corporate goals.

Compaq Computer Corporation is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures, and markets hardware, software, solutions, and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, and communications products, commercial desktop and portable products, and consumer PCs.

Dell Computer Corporation, is the world's leading direct computer systems company and a premier supplier of technology for the Internet infrastructure. AMS' strategic channel partner program with Dell is to service government and educational markets. For example, we work with Dell to design and build large systems for entire school districts to ensure the presented solution can be implemented effectively.

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

AMS' broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its larger business and government customers, AMS provides a wide range of value-added programs, such as asset tagging, software license order fulfillment, custom tracking and network management as well as IT Staffing. AMS provides warehouse and distribution services for a small number of large customers who desire a faster turn around on hard to source merchandise or built to order just-in-time products.

Our product mix is continuously updated to keep pace with changing demands and technology. AMS maintains distributor relationships with multiple distributors to minimize the effects of fluctuation in supply and demand. By offering a broad product assortment, we can meet our customers' objective to procure product more efficiently by reducing the number of their direct vendor relationships.

PURCHASING AND VENDOR SELECTION

We believe that effective purchasing is a key element of our business strategy of providing name brand products at competitive prices. Our purchasing staff works to identify reliable, high quality suppliers of products and software, then actively negotiates our lowest cost based on volume and availability to decrease our cost and expand vendor support programs, permitting us to improve the competitive edge of selling prices of our products. We seek to establish strong relationships with our vendors, and employ a policy of paying vendors within terms stated and taking advantage of all appropriate discounts.

During 2001, we purchased approximately 60% of our merchandise from distributors and aggregators and the balance direct from manufacturers. Products purchased through distributors and aggregators are a combination of products, which are only sold by the manufacturers through distribution channels, and products that are acquired as part of the Company's just-in-time purchasing model. We are generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorizations with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program.

AMS SUPPLIERS

AMS has existing relationships with over 30 of the top manufacturers in the computer hardware and software industry. Creating these long-term relationships directly with manufacturers allows us to source hard to locate products and create special bundled hardware and software packages. Since we deal with such a large number of suppliers, the loss of a single supplier will not have a materially adverse affect on our operations even though during our last fiscal year we purchased more than 10% of our product from Dell Computers and Compaq.

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

AMS markets include federal, state and local government entities, educational institutions and medium to large commercial businesses as well as businesses concentrated in the legal and health care industries. Management believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through AMS' direct marketing format. Our future expansion strategy focuses on increasing market penetration in existing business-to-business and business-to-government markets and expanding into new geographic markets through the use of our internet portal and strategic alliances or acquisitions with existing reseller/service providers established in the designated market.

Currently, approximately 90% of our accounts are located in the Washington, D.C./ Baltimore, Maryland metropolitan area.

CUSTOMERS

AMS has approximately 125 current customers and a customer data base totaling approximately 500 businesses and governmental institutions. During the past year, approximately 41% of our revenues came from 3 different customers. The existence of 17% of revenues from a single customer poses a credit risk and the loss of that customer may have an impact on the Company's future operations. To reduce this risk, we are focusing our marketing efforts on broadening our customer base through increased sales to new customers.

Government and Educational Institutions

We have targeted state, and local governments, municipalities, and educational institutions as prospective customers. We believe current and prospective clients choose us due to our ability to provide systems integration, configuration, and installation in addition to competitive pricing on our products. Some of our government and educational customers include:

State of Maryland             NIST            University of Maryland
City of Baltimore             UCLA            District of Columbia
Fairfax County                Bureau of ATF   Fannie Mae
Baltimore City Schools                        U.S. Office of Personal Management
Food and  Drug Administration

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

We also compete with manufacturers that sell hardware and software directly to certain customers. Several manufacturers that sell product to us for resale have initiated or expanded their efforts to sell directly to end users. We have contacted several manufacturers to co-market specific large target markets such as educational and government organizations. Dell is one such manufacturers that co-markets with us on large accounts. As competition intensifies we intend to improve the value-added service provided to our customers, strengthen our customer relationships and broaden our marketing activities.

 TRADEMARK, SERVICE MARK & PATENTS

AMS does not have any registered trademarks, copyrights or patents. It relies on trade secret protection and confidentiality and/or license agreements with employees, consultants, customers, strategic partners and others.

ITEM 2.  PROPERTIES

We maintain our principal place of business at 4014 Blackburn Lane Burtonsville, Maryland. We lease approximately 3,171 square feet of space at a monthly cost of $4,800. Our current lease has one year remaining. We believe the current leased space will not be sufficient in the long term for our current and planned operations. However, despite a relatively low vacancy rate in the Washington/Baltimore metropolitan area, management does not believe that it will be difficult to locate additional office space at commercially reasonable rates when necessary.

We are also responsible for the lease at a former Tampa, Florida facility where we leased approximately 5000 square feet of space at a cost of $4900.00. Approximately three years remains on the lease. We have not paid the required rent on this space and are currently involved in litigation.

ITEM 3.   LITIGATION

The following sets forth all material litigation which has been filed against us to date which has not yet been settled.

Theater Radio Network filed an action against us in the 13th Judicial Circuit of Florida (Case No. 00009223) alleging breach of contract and seeking declaratory relief for the delivery of $3,000,000 of our common stock. We are vigorously contesting this action as it our position that Theater Radio Network failed to perform pursuant to the terms and conditions of its agreement with us.

220 Madison, Inc. has filed a suit against us in Hillsborough County, Florida Circuit Court (Case No. 01-7811) for default under the terms of a lease we signed for office space located in Tampa, FL. We are currently in settlement discussions but there can be no assurance as to the likely outome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the fourth quarter of our fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

a)      Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "NSDR." As of January 31, 2002 there were 11,980,843 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. Until the quarter ended October 31, 1999, there had been no "established public market" for our shares.

We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc ("NASD") on September 29, 1999; however, there is no "established trading market" in these shares of common stock.

The following table sets forth, for the period indicated, the bid price range of our common stock. Please note that the prices reflected prior to June 2000 are not representative of the current business activities reflected throughout this registration statement.

                                                  Hi Bid             Low Bid
                                                  ------             -------
1999

September 29, 1999, through                      Unpriced            Unpriced
October 31, 1999
November 1, 1999, through                          $12.50               $8.00
December 8, 1999

2000

Quarter Ended March 31, 2000                       $10.00                $3.00
Quarter Ended June 30, 2000                        $ 6.20                $3.40
Quarter Ended September 30, 2000                   $ 4.00                $2.00
Quarter Ended December 31, 2000                    $ 1.71                $0.06

2001

Quarter Ended March 31, 2001                        $0.21               $ 0.06
Quarter Ended June 30, 2001                         $0.11                $0.06
Quarter Ended September 30, 2001                    $0.26                $0.05
Quarter Ended December 31, 2001                     $0.27                $0.04

Period Ended January 31, 2002                       $0.15                 $0.15

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include : DONALD & CO. SECURITIES INC, NORTH AMERICAN INSTITUTIONAL BROKERS and NATIONAL SECURITIES CORPORATION.

(b)      Holders

As of January 31, 2002 there were approximately 329 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

         Following is a list of the securities that we have issued during the last three years:

Name                         Date Acquired        Number of Shares                     Consideration
----                         -------------        ----------------                     -------------

Wayne Hicken                     2/16/99             500,000(1)1                         Services
Michelle Wheeler                 2/26/98           2,000,000(2)                          Services

Jeff Taylor                      2/26/98           2,000,000(2)                          Services
Steve Moulton                    2/26/98           2,000,000(2)                          Services
                                 2/26/98           3,000,000                             $10,000
                                 2/16/99             250,000(1)                          Services


Mark Laisure                     5/1/00            1,875,000(3)                          Acquisition
Evan Harrick                     7/11/00              65,000(1)                          Services
Thomas Scarpaci Jr.              7/11/00             100,000(1)                          Services
Jeffrey Klein                    4/17/00               5,000(1)                          Services
                                 7/11/00               5,000(1)                          Services
Michael Muzio                    4/17/00             200,000(1)(1b)(1c)                  Services
Wynelle Stevens                     7/00             285,768                             Acquisition (4)
Harold Mohn                         7/00             110,000                             Acquisition (4)
Richard McClearn                    7/00             273,546                             Acquisition (4)
Stewart Pierce                      7/00             199,630                             Acquisition (4)
Paul Gallagher                      7/00              55,873                             Acquisition (4)
Jeffrey Richards                    7/00              29,100                             Acquisition (4)
Harold Daily, Jr.                   7/00              14,550                             Acquisition (4)
Carol Tolson                        7/00               7,566                             Acquisition (4)
Herb Dinius                         7/00               2,328                             Acquisition (4)
Kangchnatevy Tan                    7/00               1,746                             Acquisition (4)
Sayed S. Ahmed                      7/00               3,492                             Acquisition (4)
Robert Frankovich                   7/00              94,154
NextDigital, Inc.                  11/99           1,150,000                             Acquisition(6)
Millenium Health Food               1/00           1,330,000                             Acquisition(6)
Merle Steele                       12/99           1,830,000                             Acquisition(6)
Hardwarestreet.com                  7/00             601,455                             Acquisition (5)
Stock Issued to
Consultants and other
Non-cash settlements             Various             755,594                             Services



CNet- Shares issued
For debt settlement                 8/00              90,395

Additional Shares issued         Various              43,662                             Acquisition(5)
to former Hardware Street
shareholders


Name                                Date             No. of Shares                       Consideration

Wallstreet Press LLC                2/01             200,000                             Consulting
Mac Lath LTDA                       2/01             200,000                             Consulting
Mark Samson                         3/01             550,000                             Settlement
Steve Moulton                       3/01              50,000                             Settlement
Alan Narvadez                       4/01             100,000                             Services
Richard McClearn                    5/01           7,500,000                             Services(7)
Jeffrey Richards                    5/01           1,000,000                             Services (8)
CNET                                12/01            180,000                             Debt Settlement
Estate of Gannon                    12/01             34,417                             Acquisition(5)

1. These shares were issued pursuant to a Registration Statement on Form S-8.
(1)(b) does not include approximately 550,000 shares of common stock owned by family members or siblings whose beneficial ownership is disclaimed by Mr. Muzio. None of these family members reside in the same household as Mr. Muzio. Does not include approximately 500,000 shares of our common stock owned by TrimFast Group, Inc. Mr. Muzio serves as the president and principal shareholder of TrimFast and by virtue thereof, has authority to control the disposition of the InsiderStreet shares owned by TrimFast.

2. These shares were valued at Fair Market Value of $.003 per share

3. Represents shares issued for the acquisition of EviewThis.comEviewthis.com

4. Represents the shares of common stock issued to the AMS shareholders as part of the Company's acquisition of Ebiz

5. Represents the shares of common stock issued to the HardwareStreet shareholders as part of our acquisition of Ebiz.

6. Represents the number of shares issued to the InsiderStreet shareholders as a result of the acquisition of InsiderStreet (Florida) by Sierra Holdings.

7. In September, the Company cancelled 5 million of these shares, previously issued to Mr. McClearn.

8. In September, the Company cancelled the 1 million shares previously issued to Mr. Richards

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Plan of Operation

During this past year we have discontinued operations in all of our subsidiaries except for AMS. We have determined that if the company is to prosper in the new millenium, its future lies with the success of AMS and not providing financial public relations, internet based movie and radio reviews. We will concentrate on the sale of value added hardware and software marketed directly to end users. We will market these products primarily to business, government, educational and institutions located in the Metropolitan Washington D.C. area, and where appropriate, in other targeted markets.

Investors are urged to carefully review our financial statements in order to gain a clear understanding of our current financial position and those changes that have occurred over the past year. In January 2001, HardwareStreet.com filed for Chapter 7 bankruptcy protection and all of its assets have been liquidated. We have discontinued the financial public relations of Insiderstreet.com and the entertainment website operated by Eviewthis.com. As a result of these transactions, we recorded a gain on the disposal of HardwareStreet.com of $3,620,073 and a loss on the disposal of our investment securities held by Insiderstreet.com in the amount of $1,141,200. Losses from discontinued operations totaled $2,572,170. The results of operations for 2000 and the three months of 2001 have been classified as discontinued operations in the consolidated financial statements. Investors are urged to review the footnotes which accompany the financial statements especially Footnote 8 for a complete description of the presentation of the financial statements.

The revenues set forth on the consolidated statement of operations represent the revenues from our sole operating subsidiary, AMS Systems. While the last fiscal year represents twelve months of operation, our year end 2000 numbers reflect only five months of operations, from the date that AMS was acquired by us.

Our net revenue for fiscal year October 31, 2001 was $8,298,627. Our gross profit was $1,483,094 or approximately 18%. Our selling , general and administrative expenses totaled $1,749,676 and our loss from operations was $270,090. This compares to a loss from operations during the prior period (as restated for AMS only) of $10,491,010 of which approximately $6.7 represented the writeoff of goodwill and $3.4 million in selling, general and administrative expenses.

Our interest expense totaled $86,753 for the year and we had a loss from operations of approximately $357,000. We recorded a loss from discontinued operations of approximately $2.5 million and a gain from the disposition of discontinued operations of approximately $2.478 million.

We recorded a loss from the discontinuation of our subsidiaries totaling $2,572,170 and a gain from the extinguishment of HardwareStreet debt in the amount of $2,478,873. As a result of the foregoing transactions, we have generated $119,326 in Net Income, as compared to a loss for the previous year of in excess of $31 million.

We also recorded a gain of $569,893 as a result of our settlement with CNET Corp. Networks, Inc.

Management believes that the success of the Company's future operations lies with the successful growth of AMS Systems. The Company will continue to use the Internet as a supplemental tool to expand traditional sales lines and not as an independent business.

Notwithstanding our business model as outlined above, our ability to continue operations will be dependant upon an infusion of capital in the form of debt or equity. There are no current commitments by any third party to provide this funding nor can there be any assurance that we will be able to locate a funding source on commercially reasonable terms.

Liquidity

As of October 31, 2001 we had cash of $ 31,509, net accounts receivable of $1,367,012 and total current assets of $ 1,521,444. We have property, plant and equipment (net of depreciation) of $35,382 and $65,646 net in investment securities, which consist of equity securities received from our former clients.

Our current liabilities total $2,357,354 which consist of accounts payable and accrued expenses in the amount of $ 1,882,012, interest payable in the amount of $3,078, lines of credit in the amount of $402,672 and notes payable totaling $69,592.

Year 2000 Compliance

We did not incur any significant expenditure as a result of insuring that our computer systems were Y2K compatible nor did we experience any problems with our suppliers or vendors.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

List here all financial statements, which will be filed as part of this report.

         Independent Auditor's Report
         Consolidated Balance Sheet as of October 31, 2001
         Consolidated Statements of Operations and Comprehensive Loss For the Years Ended October 31, 2001 and 2000
         Consolidated Statement of Changes in Shareholders Deficiency For The Years Ended October 31, 2001 and 2000
         Notes To Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and address of our current and past directors and executive officers during our last fiscal year.


 Name                         Position Held         Age          Election Date
 ----                         -------------         ---          -------------

Richard McClearn              President             43                 01/01
                              Director                                 08/00
                              Vice President                           08/00

Jeffrey Richards              Secretary/            39                 03/01
                              Treasurer

Officers and directors will hold office until the next annual shareholders meeting.

MR. RICHARD MCCLEARN, CHIEF EXECUTIVE OFFICER AND PRESIDENT, DIRECTOR

Mr. McClearn took over as President and CEO of the Company in January 2001 with the resignation of our former Chief Executive Officer, Raymond Miller. Mr. McClearn began as the sales manager for AMS Systems, Inc. in November 1997 when company sales were approximately $5 million. Led by Mr. McClearn, AMS reached revenues of $7 million in 1998 and $13 million in 1999. He was elected President & CEO of the company in February 2000 and became President and CEO of EbizStreet, Inc. in July 2000. Before joining AMS Systems, Mr. McClearn served as Major Accounts Representative for Unisys Corporation from 1990 to 1994 managing the company's growth of its PC Networking local and government accounts from $50 million to $80 million. His accomplishments in this position merited a promotion to State and Local Sales Manager Representative of the Maryland and the Tri-state area with a $15 million dollar quota that he successfully attained and exceeded annually. Mr. McClearn's entire career has been in sales and management since achieving his BA degree in Business Administration and Management from Buffalo State College in 1982.

JEFFREY RICHARDS, SECRETARY/TREASURER AND CHIEF OPERATIONS OFFICER OF AMS SYSTEMS, INC.

Jeffrey J. Richards, age 39, was hired as the Chief Operations Officer of AMS Systems, Inc., in July 2000 and was appointed Secretary/Treasurer of InsiderStreet.com in March 2001. He has been involved in a consulting capacity with AMS Systems since its inception in 1991 and was elected to its Board of Directors in October 1999. Mr. Richards has also successfully managed a career in Insurance and Finance for the previous 14 years. Mr. Richards received his B.S. degree in Business Administration from Columbia Union College in Tacoma Park, MD in 1986.

ITEM 10.  EXECUTIVE COMPENSATION

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

Compliance with Section 16(a) of the Exchange Act

         Each of the Company's current directors and executive officers has yet to file a Form 3 Initial Statement of Significant Employees.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)         (b)       (c)   (d)    (e)       (f)    (g)     (h)      (i)
                                                    Secur-
                                                    ities             All
Name and   Year or                 Other    Rest-   Under-  LTIP     Other
Principal  Period   Salary  Bonus  Annual   ricted  lying   Pay-     Comp-
Position   Ended      ($)   ($)    Compen-   Stock  Options outs    ensat'n
                                   sation
-----------------------------------------------------------------------------

Richard     10/31/99 $   0     0     0          0       0      0       0
McClearn    10/31/00 $ 75,000  0     0          0       0      0       0
President   10/31/01 $330,244       $225,000(1) 0       0      0       0
Director

Jeffrey     10/31/99 $   0     0     0          0       0      0       0
Richards    10/31/00 $   0     0     0          0       0      0       0
Sec/Treas   10/31/01 $ 31,000  0     0          0       0      0       0
Director

(1) Reflects the issuance of 2.5 million shares issued to Mr. McClearn

Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 2001 and 2000. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as directors. No additional amounts are payable to the Company's directors for committee participation or special assignments.

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

                                       Number                  Percentage
Name and Address             of Shares Beneficially Owned       of Class
----------------             ----------------------------      -------------

Michael Muzio                        2,000,0000(1)              30%
Suite 1221
Tampa, Florida 33602

TOTALS                                                          30%

(1) Does not include 500,000 shares owned by TrimFast Group Inc, of which Mr. Muzio is president and principal shareholder or 660,000 shares owned by family members whose beneficial ownership is denied by Muzio.

Security Ownership of Management.

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                    Number                 Percentage
Name and Address                    of Shares       Beneficially Owned of Class
----------------                    ----------     ----------------------------

Richard McClearn                    2,773,546                   23.14%
4014 Blackburn Lane
Burtonsville, MD  20866

Jeff Richards                          29,100                      .24%
4014 Blackburn Lane
Burtonsville, MD  20866

All directors and executive
Officers as a group (2)              2,802646                    23.38%


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

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K

          (a)     Documents filed as part of this report

                  (1)      Financial Statements.

                           Reports of Independent Certified Public Accountants.

                           Consolidated Balance Sheet as of October 31, 2001

                           Consolidated Statements of Operations and
                           Comprehensive Loss for the Year Ended October 31,
                           2001

                           Consolidated Statement of Changes in Stockholders' Deficiency for the Year Ended October 31, 2001.

                           Consolidated Statement of Cash Flows for the Year Ended October 31, 2001

                           Notes to Consolidated Financial Statements as of October 31, 2001.

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


          Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed during the three month period ended October 31, 2000.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


INSIDER STREET.COM INC.

BY: /S/   RICHARD MCCLEARN
          ------------------
          RICHARD MCCLEARN, PRESIDENT                 DATE:FEBRUARY 18, 2002

                             INSIDERSTREET.COM, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001




                                    CONTENTS


PAGE               F-2        INDEPENDENT AUDITORS' REPORT

PAGE               F-3        CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2001

PAGE               F-4        CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS FOR THE YEARS ENDED
                              OCTOBER 31, 2001 AND 2000

PAGE               F-5        CONSOLIDATED  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  DEFICIENCY  FOR THE YEARS ENDED
                              OCTOBER 31, 2001 AND 2000

PAGES           F-6 - F-7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

PAGES           F-8 - 16      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  InsiderStreet.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2001 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has continuing operating losses, a working capital deficiency of $835,910 and a stockholders' deficiency of $734,882 at October 31, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
January 24, 2002

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER 31, 2001
                             ----------------------




                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                              $     31,509
 Accounts receivable, net                                             1,367,012
 Inventory                                                              104,990
 Note receivable                                                          9,197
 Other current assets                                                     8,736
                                                                   ------------
     Total Current Assets                                             1,521,444

PROPERTY & EQUIPMENT - NET                                               35,382

OTHER ASSETS
 Investments, net                                                        65,646
                                                                   ------------

TOTAL ASSETS                                                       $  1,622,472
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $  1,882,012
 Interest payable                                                         3,078
 Lines of credit                                                        402,672
 Notes payable                                                           69,592
                                                                   ------------
     Total Liabilities                                                2,357,354
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
  11,800,624 shares issued and outstanding                               11,800
 Additional paid-in capital                                          31,639,814
 Other comprehensive loss                                                (2,995)
 Accumulated deficit                                                (29,973,200)
 Less: stock issued for future services                              (2,410,301)
                                                                   ------------
     Total Stockholders' Deficiency                                    (734,882)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,622,472
----------------------------------------------                     ============


          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------

                                                                           For the Year         For the Year
                                                                         Ended October 31,    Ended October 31,
                                                                               2001                 2000
                                                                         ----------------     -----------------
REVENUE, NET                                                             $  8,298,627          $  3,679,704

COST OF GOODS SOLD                                                          6,815,533             3,597,894
                                                                         ------------          ------------

GROSS PROFIT                                                                1,483,094                81,810
                                                                         ------------          ------------

OPERATING EXPENSES
 Loss on impairment of goodwill                                                    --             6,753,886
 Depreciation and amortization                                                  3,508               411,748
 Selling, general and administrative                                        1,749,676             3,407,186
                                                                         ------------          ------------
     Total Operating Expenses                                               1,753,184            10,572,820
                                                                         ------------          ------------

LOSS FROM OPERATIONS                                                         (270,090)          (10,491,010)
                                                                         ------------          ------------

OTHER INCOME (EXPENSE)
 Interest income                                                                   --                    67
 Interest expense                                                             (86,753)              (77,310)
 Rental income                                                                     --                 1,200
 Loss on disposal of fixed assets                                                (272)                   --
                                                                         ------------          ------------
     Total Other Income (Expense)                                             (87,025)              (76,043)
                                                                         ------------          ------------

LOSS BEFORE INCOME TAX                                                       (357,115)          (10,567,053)

PROVISION FOR INCOME TAXES                                                        155                52,702
                                                                         ------------          ------------

LOSS FROM CONTINUING OPERATIONS                                              (357,270)          (10,619,755)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                                         (2,572,170)          (19,472,771)
 Gain on disposal of discontinued operations                                2,478,873                    --
                                                                         ------------          ------------

LOSS BEFORE EXTRAORDINARY ITEM                                               (450,567)          (30,092,526)

EXTRAORDINARY ITEM
 Gain on extinguishment of debt                                               569,893                    --
                                                                         ------------          ------------

NET INCOME (LOSS)                                                             119,326           (30,092,526)
                                                                         ------------          ------------

OTHER COMPREHENSIVE LOSS
 Unrealized (loss) on available-for-sale securities                                --            (1,120,178)
                                                                         ------------          ------------

COMPREHENSIVE INCOME (LOSS)                                              $    119,326          $(31,212,704)
-------------                                                            ============          ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
 Loss from continuing operations                                         $      (0.03)         $      (1.56)
 Loss from discontinued operations                                              (0.01)                (2.85)
 Gain from extraordinary item                                                    0.05                    --
                                                                         ------------          ------------
                                                                         $       0.01          $      (4.41)
                                                                         ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED          10,443,656             6,820,051
                                                                         ============          ============


          See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE YEAR ENDED OCTOBER 31, 2001
                       -----------------------------------

                                                                                           Additional
                                                                   Common Stock              Paid-In      Accumulated
                                                               Stock           Amount        Capital        Deficit
                                                           ------------    ------------    ------------   ------------

Issuance of common stock for cash                             5,576,921    $      5,577    $      4,423   $         --

Issuance of common stock for acquisition of E-ViewThis          750,000             750       3,468,000             --

Issuance of common stock for acquisition of EbizStreet        1,696,080           1,696      20,244,399             --

Issuance of common stock for cash                                94,154              94         499,906             --

Issuance of common stock for vendor debt of subsidiary           90,395              90         933,690             --

Issuance of common stock for services                         1,010,594           1,011       6,024,602             --

Unrealized loss on available-for-sale securities                     --              --              --             --

Net loss, 2000                                                       --              --              --    (30,092,526)
                                                           ------------    ------------    ------------   ------------

Balance, October 31, 2000                                     9,218,144           9,218      31,175,020    (30,092,526)

Issuance of common stock for services                         3,032,835           3,033         434,251             --

Issuance of common stock in exchange of notes payable            90,395              90           8,046             --

Issuance of common stock for vendor debt of subsidiary            9,250               9             546             --

Issuance of common stock warrants in exchange of notes
  payable                                                            --              --          21,971             --

Net Income, 2001                                                     --              --              --        119,326

Other than temporary impairment of investments                       --              --              --             --

Shares redeemed in connection with litigation settlement       (550,000)           (550)             --             --
                                                           ------------    ------------    ------------   ------------

BALANCE, OCTOBER 31, 2001                                    11,800,624    $     11,800    $ 31,639,814   $(29,973,200)
-------------------------                                  ============    ============    ============   ============
[RESTUBBED]

                                                             Stock Issued       Other
                                                              for Future    Comprehensive
                                                               Services          Loss           Total
                                                             ------------    ------------    ------------

Issuance of common stock for cash                            $         --    $         --    $     10,000

Issuance of common stock for acquisition of E-ViewThis                 --              --       3,468,750

Issuance of common stock for acquisition of EbizStreet                 --              --      20,246,095

Issuance of common stock for cash                                      --              --         500,000

Issuance of common stock for vendor debt of subsidiary                 --              --         933,780

Issuance of common stock for services                          (4,151,132)             --       1,874,461

Unrealized loss on available-for-sale securities                       --      (1,120,178)     (1,120,178)

Net loss, 2000                                                         --              --     (30,092,526)
                                                             ------------    ------------    ------------

Balance, October 31, 2000                                      (4,151,132)     (1,120,178)     (4,179,618)

Issuance of common stock for services                           1,740,831              --       2,178,115

Issuance of common stock in exchange of notes payable                  --              --           8,136

Issuance of common stock for vendor debt of subsidiary                 --              --             555

Issuance of common stock warrants in exchange of notes
  payable                                                              --              --          21,971

Net Income, 2001                                                       --              --         119,326

Other than temporary impairment of investments                         --       1,117,183              --

Shares redeemed in connection with litigation settlement               --              --            (550)
                                                             ------------    ------------    ------------

BALANCE, OCTOBER 31, 2001                                    $ (2,410,301)   $     (2,995)   $   (734,882)
-------------------------                                    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2001
                       -----------------------------------

                                                                 2001            2000
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                           $    119,326    $(30,092,526)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Deferred revenue realized                                            --      (1,004,892)
  Depreciation and amortization                                     3,508       1,453,756
  Provision for doubtful accounts                                 330,317         484,875
  Stock issued for services                                     2,178,670       1,874,461
  Impairment of equipment                                              --          49,802
  Impairment of goodwill                                               --      25,634,830
  Discontinued operations                                         (93,297)             --
  Gain on debt extinguishment                                    (569,893)             --
  Loss on disposal of equipment                                       272              --
  Stock redemption from litigation settlement                        (550)             --
  Impairment of intangible assets                                      --         341,222
 Changes in assets and liabilities:
  Accounts receivable                                             454,993         (65,053)
  Inventories                                                      71,514         161,118
  Other current assets                                             52,615          97,992
  Cash overdraft                                                       --         (51,870)
  Accounts payable and accrued liabilities                       (992,723)     (1,442,875)
  Interest payable                                               (166,004)       (276,529)
                                                             ------------    ------------
       Net Cash Provided By (Used In) Operating Activities      1,388,748      (2,835,689)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                         (26,704)        (26,941)
 Cash received from acquisition of subsidiaries                        --         222,299
                                                             ------------    ------------
       Net Cash Provided By (Used In) Investing Activities        (26,704)        195,358
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans and notes                                         --       2,328,485
 Proceeds from issuance of common stock                                --         510,000
 Payments on lines of credit                                   (1,518,655)             --
 Payments on loans and notes                                      (10,034)             --
                                                             ------------    ------------
       Net Cash Provided By (Used In) Financing Activities     (1,528,689)      2,838,485
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (166,645)        198,154

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     198,154              --
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $     31,509    $    198,154
---------------------------------------                      ============    ============

CASH PAID DURING THE YEAR FOR INTEREST                       $     85,175    $    149,771
                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2001
                       -----------------------------------



SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Non Cash Investing and Financing Activities:

During 2001, the Company issued 90,395 shares of common stock and 250,000 common stock warrants in full settlement of a note payable of $500,000 and accrued interest of $100,000.

In 2001, 3,032,835 shares were issued for services having a fair value of $437,284.

In 2000, 1,010,594 shares were issued for services to consultants. The shares had a fair value of $6,025,613, of which $4,151,132 has been deferred for future services.

In 2000, the Company issued 90,395 shares of common stock having a fair value of $933,780 to satisfy the debt to a vendor of a subsidiary company.

In 2000, the Company issued 1,696,080 shares of common stock having a fair value of $20,246,095 to acquire EbizStreet, Inc. and its wholly owned subsidiaries.

In 2000, the Company issued 750,000 shares of common stock having a fair value of $3,468,750 to acquire E-ViewThis.Com, Inc.



          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) Nature of Operations
         ------------------------

         Sierra Holdings Group, Inc. ("Sierra") was incorporated in Nevada on December 26, 1986. The company was inactive from inception through October 31, 1999.

         On November 1, 1999, the controlling shareholder of Sierra transferred 3,630,000 shares of his stock (approximately 90%) to other individuals thus transferring control of the company. On November 2, 1999, Sierra changed its name to InsiderStreet.com, Inc. (Nevada) effective as of December 21, 1999. On January 21, 2000, InsiderStreet.com, Inc. (Nevada) acquired 100% of the outstanding stock of InsiderStreet.com, Inc., an inactive Florida corporation, with the issuance of 2,480,000 shares of common stock (90% of its outstanding common shares) for 100% of the outstanding stock of InsiderStreet.com, Inc. (Florida) in a transaction accounted for as a recapitalization of InsiderStreet.com, Inc. (Florida) (the "Company").

         In March 2000, the Company acquired E-viewThis.com, Inc., an internet retailer of entertainment products including music, movies and books in a transaction accounted for as a purchase. E-ViewThis provides full entertainment content to include streaming movie trailers, prerelease movie and music reviews, interviews, and behind the scene reports on the entertainment industry. (See Note 8)

         In July 2000, the Company acquired EbizStreet, Inc. ("EbizStreet") in a transaction accounted for as a purchase. EbizStreet's operations consist of its two wholly owned subsidiaries, Hardwarestreet.com, Inc. (See Note 8) and AMS Systems, Inc. EbizStreet is a direct marketer of information technology products and services to business, government, educational and consumer users in the United States. EbizStreet sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories.

         (B) Principles of Consolidation
         -------------------------------

         The consolidated financial statements include the accounts of InsiderStreet.com, Inc. and its wholly owned subsidiaries Ebizstreet and E-ViewThis. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) Financial Statement Presentation
         ------------------------------------

         Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


         (D) Use of Estimates
         --------------------

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

         (E) Inventories
         ---------------

         Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecast.

         (F) Property and Equipment
         --------------------------

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years.

         (G) Income Taxes
         ----------------

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

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


         (H) Revenue Recognition and Deferred Revenue
         --------------------------------------------

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

         (I) Advertising
         ---------------

         The Company expenses costs incurred for producing and communicating advertising as incurred. Advertising expense for the years ended October 31, 2001 and 2000 was approximately $86,200 and $11,175, respectively.

         (J) Per Share Data
         ------------------

         Net income (loss) per common share for the years ended October 31, 2001 and 2000 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". For 2000, under Generally Accepted Accounting Principles, the shares outstanding for the period from November 1, 1999 through the recapitalization date of January 21, 2000 (See Note 1), are deemed to be that amount issued to the stockholders of InsiderStreet (NV) on the recapitalization date. For the period from the recapitalization date through October 31, 2001, the shares used in the weighted average computation are the actual shares outstanding for that period

         (K) Fair Value of Financial Instruments
         ---------------------------------------

         The carrying amounts of the Company's financial instruments, including accounts receivable and payable, notes receivable and payable lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

         (L) Business Segments
         ---------------------

         The Company operates in one segment and therefore segment information is not presented.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


         (M) New Accounting Pronouncements
         ---------------------------------

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

         The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments as of October 31, 2001. Accordingly, unrealized gains and losses are included in stockholders' equity. The shares are restricted as of October 31, 2001 and therefore not included in current assets.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


         The composition of marketable equity securities as of October 31, 2001 as follows:
                                                          Gross
                                                       Unrealized
                                           Cost          (Loss)       Fair Value
                                           ----          ------       ----------
             Available-for-sale
               Securities:
                 Common stock             $68,641         (2,995)        $65,646
                                          =======        =======         =======

         During 2001, the Company recognized an other than temporary decline in market value of $1,117,183 (See Note 8).

NOTE 3   ACCOUNTS RECEIVABLE
------   -------------------

         Accounts receivable as of October 31, 2001 consisted of the following:

             Accounts receivable                                    $ 1,806,231
             Allowance for doubtful accounts                           (434,571)
             Less return reserve                                         (4,648)
                                                                    -----------
                                                                    $ 1,367,012
                                                                    ===========

         The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the years ended October 31, 2001 and 2000, the Company recorded a provision for doubtful accounts of $400,234 and $484,875, respectively.

NOTE 4   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment as of October 31, 2001 consisted of the following:

             Computer and office equipment                               $78,753
             Office furniture                                              6,121
             Vehicles                                                     10,600
                                                                         -------
                                                                          95,474
             Less accumulated depreciation                                60,092
                                                                         -------
                                                                         $35,382
                                                                         =======

         Depreciation expense for the years ended October 31, 2001 and 2000 was $3,508 and $129,613, respectively.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------


NOTE 5   NOTES AND LOANS PAYABLE
------   -----------------------

         The following schedule reflects notes and loans payable as of October 31, 2001:

             Note payable to an individual, interest at
              12% per annum, due on demand, unsecured              $   40,842


             Loan payable to a principal stockholder,
             non-interest bearing, due on demand,
             unsecured (See Notes 11 and 16)                           28,750
                                                                   ----------
             All current                                           $   69,592
                                                                   ==========

         Interest expense for the years ended October 31, 2001 and 2000 was $6,864 and $224,106, respectively.

NOTE 6   LINES OF CREDIT
------   ---------------

         The Company had a wholesale financing agreement with IBM Credit Corporation (ICC). The terms of the credit line allowed the Company to borrow up to $3.5 million. The credit line is secured by a lien on substantially all the Company's assets and a personal guarantee by certain of its officers. At October 31, 2001, the effective rate was 12.5% and the balance was $377,672. The Company is currently in default of certain covenants under this agreement. In January 2002, the Company signed a forbearance agreement with ICC agreeing to pay the remaining balance in full by March 15, 2002. As of the date of this report, the Company has made all the required payments.

         The Company has executed a line of credit (LOC) with Suntrust Bank for a maximum loan amount of $25,000. At October 31, 2001, the effective rate was 7.5% and the balance was $25,000. The LOC expires on January 19, 2003 and is personally guaranteed by two former officers of the Company.

         Interest expense for the years ended October 31, 2001 and 2000 was $79,889 and $149,771, respectively.

NOTE 7   STOCKHOLDERS' EQUITY
------   --------------------

         (A) Common Stock
         ----------------

         During 2001, the Company issued common shares for services. The shares were valued using fair value as determined by the quoted trading prices on the agreement dates. The Company recognized an aggregate of $2,178,670 in expenses for the year ended October 31, 2001 from the issuance of common shares during 2001 and 2000.

         During 2001, the Company issued 90,395 shares of common stock and 250,000 common stock warrants in exchange for notes payable plus accrued interest of $100,000 resulting in a gain on extinguishment of debt of $569,893.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------

         During 2001, the Company received 550,000 shares of its common stock in settlement of litigation brought by two shareholders of Sierra Holdings Group, Inc.

         (B) Common Stock Warrants
         -------------------------

         In 2001, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.07 per share to a note holder of the Company in settlement of outstanding principal and interest. The warrants expire in August 2003. Using the Black-Scholes model, the warrants were valued at $21,971 using the following assumptions: no annual dividend, volatility of 442%, risk free rate of 2.36%, and a term of one year (See Note 7(A)).

NOTE 8   DISCONTINUED OPERATIONS
------   -----------------------

         During January 2001, the Company's HardwareStreet.com subsidiary filed for Chapter 7 Bankruptcy protection and as of October 31, 2001, has been fully liquidated. Also during 2001, the Company discontinued the operations in its public relations segment that included the operations of Insiderstreet.com and Eviewthis.com. As a result, the Company recorded a gain on the disposal of HardwareStreet.com of $3,620,073, and a loss on the disposal of investments held by its public relations segment of $(1,141,200), and a loss from discontinued operations of $2,572,170. The results of operations for 2000 and the three months of 2001 have been classified as discontinued operations in the consolidated financial statements.

        Information relating to the operations of the subsidiaries for the years ended October 31, 2001 and 2000 are as follows:

                                                 2001                   2000
                                             ------------          ------------

             Revenues                        $    248,768          $  1,387,650
             Costs and expenses                 2,820,938            20,860,421
                                             ------------          ------------
             Net loss                        $ (2,572,170)         $(19,472,771)
                                             ============          ============

NOTE 10  CONCENTRATIONS OF CREDIT RISK
-------  ------------------------------

         The Company has received approximately 41% of its revenue for the year ended October 31, 2001 from three customers. The existence of 17% of revenue from one customer poses a credit risk due to the possibility of loss of that customer. The Company is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

NOTE 11  RELATED PARTY TRANSACTIONS
-------  --------------------------

         In May 2001, a principal stockholder of the Company received 2,500,000 shares of the Company's common stock for services with a fair value of $225,000.

         See Notes 5 and 16 for related party note payable.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------

NOTE 12 INCOME TAXES

        Income tax expense (benefit) for the year ended October 31, 2001 is summarized as follows:

          Current
            Federal                                                   $     --
            State                                                          155
          Deferred                                                          --
                                                                      --------
                                                                      $    155
                                                                      ========

        The Company's tax expense differs from the "expected" tax expense for the year ended October 31, 2001 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

          Computed "expected" tax expense (benefit)                 $  46,404
          State income tax                                                155
          Effect of net operating loss                                (46,404)
                                                                    ---------
                                                                    $     155
                                                                    =========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of October 31, 2001 are as follows:

                                                                    2001
                                                                 ----------
          Deferred tax assets:
          Net operating loss carryforward                        $   714,500
                                                                 ----------
          Total gross deferred tax assets                            714,500
          Less valuation allowance                                   714,500
                                                                  ----------
                                                                  $       --
                                                                  ==========

         As of October 31, 2001, the Company had net operating loss carryforward of approximately $2,101,600 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2021.

         The valuation allowance at November 1, 2000 was $428,091. The net change in the valuation allowance during the year ended October 31, 2001 was an increase of $286,409.

         Because the Company underwent an ownership change, as defined in
         Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of those losses.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2001
                             ----------------------

NOTE 13  COMMITMENT AND CONTINGENCIES
-------  ---------------------------

         Litigation, Claims and Assessments
         ----------------------------------

                  (i) A former leaseholder has brought a legal action for breach of contract against the Company

                           The suit alleges breach of contract and seeks full payment under the lease terms. The case is in the early stages and the Company has accrued an estimated settlement in accounts payable as of October 31, 2001.

                  (ii) An advertising service provider has brought legal action against the Company

                           This suit alleges breach of contract and seeks $3,000,000 in InsiderStreet.com, Inc. common stock and specific performance. The Company alleges that the contract was terminated for cause. The case is in the early stages and no amounts have been accrued as of October 31, 2001.

NOTE 15  GOING CONCERN
-------  -------------

         As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a working capital deficiency of $835,910 and stockholder deficiency of $734,882. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates raising additional working capital through the issuance of debt and equity securities and reducing operating overhead. Management believes that actions presently being taken to obtain additional funding and reduce operating costs provide for the Company to operate as a going concern.

NOTE 16  SUBSEQUENT EVENTS
-------  -----------------

         Settlement of Note Payable
         --------------------------

         During November 2001, the Company settled notes payable of $28,750 to a related party for a one-time payment of $8,500. The Company will record a gain on extinguishment of debt of $20,250.