Form 10QSB
period 2002-01-31
INSIDERSTREET COM INC
filed 2002-03-20
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                             ----------------------
                (Name of Registrant as specified in its charter)

                           Sierra Holdings Group, Inc.
                  ---------------------------------------------
                           (Former Name of Registrant)


           Nevada                       0-23995                  87-0576421
-------------------------------------------------------------------------------
(State or other jurisdiction of    (Commission File No.)    (IRS Employer
 incorporation or organization)                             Identification No.)


 4014 Blackburn Lane, Burtonsville, MD  20866                    (301) 384-2400
 ------------------------------------------------------------------------------

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  (X)       No  (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 2002
                                           ----------------


           Class                                Outstanding at January 31, 2002
-----------------------------                   -------------------------------
 Common stock $.001 Par Value                               11,981,062

                             INSIDERSTREET.COM, INC.


PART I:   FINANCIAL INFORMATION
                                                                                       PAGE

              Consolidated Balance Sheet as of                                          3
              January 31, 2002 (Unaudited) and October 31, 2001

              Consolidated Statements of Operations and Comprehensive
              Loss for the Three Months ended January 31, 2002 and
              January 31, 2001 (Unaudited)                                              4

              Consolidated Statement of Cash Flows for the Three Months
              Ended January 31, 2002 and January 31, 20021                              5

              Notes to Consolidated Financial Statements
              (Unaudited) as of January 31, 2002                                        6

              Management Discussion and Analysis of Financial
              Condition and Results of Operations                                       7-8

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                                   January 31, 2002    October 31,
                                                                                     (Unaudited)           2001
                                                                                    ------------      ------------
CURRENT ASSETS
   Cash                                                                             $     46,275      $     31,509
  Accounts receivable, net                                                             1,601,501         1,367,012
  Inventories                                                                            218,168           104,990
  Note receivable                                                                             --             9,197
  Other current assets                                                                    13,589             8,736
                                                                                    ------------      ------------
     Total Current Assets                                                              1,879,533         1,521,444

PROPERTY & EQUIPMENT - NET                                                                32,402            35,382

OTHER ASSETS
  Investments, net                                                                        33,175            65,646
                                                                                    ------------      ------------

TOTAL ASSETS                                                                        $  1,945,110      $  1,622,472
------------                                                                        ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                            $  2,540,827      $  1,882,012
  Interest payable                                                                         6,594             3,078
  Lines of credit                                                                        241,840           402,672
  Note payable                                                                            40,842            69,592
                                                                                    ------------      ------------
     Total Current Liabilities                                                         2,830,103         2,357,354
                                                                                    ------------      ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares authorized, 11,981,062 and
     11,800,624 shares issued and outstanding, respectively                               11,980            11,800
   Additional paid-in capital                                                         31,664,885        31,639,814
   Other comprehensive loss                                                              (20,761)           (2,995)
   Accumulated deficit                                                               (30,130,796)      (29,973,200)
  Less: stock issued for future services                                              (2,410,301)       (2,410,301)
                                                                                    ------------      ------------
     Total Stockholders Deficiency                                                      (884,993)         (734,882)
                                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $  1,945,110      $  1,622,472
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

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                   -----------

                                                                                For the Three          For the Three
                                                                                Months Ended           Months Ended
                                                                               January 31, 2002       January 31, 2001
                                                                               ----------------       ----------------
NET SALES                                                                        $  2,301,611           $  2,009,064

COST OF GOODS SOLD                                                                  1,852,882              1,753,400
                                                                                 ------------           ------------

GROSS PROFIT                                                                          448,729                255,664
                                                                                 ------------           ------------

COSTS AND OPERATING EXPENSES
   Stock based consulting services                                                         --                760,625
   Selling, general and administrative                                                576,837                420,319
   Impairment of assets                                                                14,705                 19,868
                                                                                 ------------           ------------
     Total Operating Expenses                                                         591,542              1,200,812
                                                                                 ------------           ------------

LOSS FROM OPERATIONS                                                                 (142,813)              (945,148)

OTHER EXPENSE
  Interest expense                                                                    (35,033)               (68,089)
                                                                                 ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                       (177,846)            (1,013,237)

  Gain on extinguishment of debt                                                       20,250                     --
                                                                                 ------------           ------------

NET LOSS                                                                             (157,596)            (1,013,237)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-sale securities                                    (17,766)              (119,099)
                                                                                 ------------           ------------

COMPREHENSIVE LOSS                                                               $   (175,362)          $ (1,132,336)
------------------                                                               ============           ============
Net income (loss) per share - basic and diluted
  Loss from operations                                                           $      (0.01)          $      (0.11)
  Gain from extraordinary item                                                             --                     --
                                                                                 ------------           ------------
                                                                                        (0.01)                 (0.11)
                                                                                 ============           ============

Weighted average number of shares outstanding - basic and diluted                  11,902,542              9,218,144
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

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   -----------

                                                                            For the Three          For the Three
                                                                            Months Ended           Months Ended
                                                                          January 31, 2002        January 31, 2001
                                                                          ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                 $  (157,596)            $(1,013,237)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Impairment of investments                                                   14,705                  19,868
     Depreciation                                                                 4,314                   4,750
     Stock issued for services and interest                                      25,251                 760,625
     Gain on debt extinguishment                                                (20,250)
   Changes in assets and liabilities:
     Accounts receivable                                                       (206,157)                892,402
     Bad debt expense                                                           (28,332)                     --
     Other receivable                                                             9,197                  37,843
     Other current assets                                                        (4,853)                  3,810
     Inventories                                                               (113,178)                 (4,791)
     Accounts payable and accrued expense                                       658,815                 (17,659)
     Interest payable                                                             3,516                      --
                                                                            -----------             -----------
       Net Cash Provided By Operating Activities                                185,432                 683,611
                                                                            -----------             -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (1,334)                 (8,308)
                                                                            -----------             -----------
       Net Cash Used In Investing Activities                                     (1,334)                 (8,308)
                                                                            -----------             -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on line of credit                                                (160,832)                     --
     Payments on loans / notes payable                                           (8,500)               (837,635)
                                                                            -----------             -----------
       Net Cash Provided By (Used In) Financing Activities                     (169,332)               (837,635)
                                                                            -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 14,766                (162,332)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  31,509                 198,154
                                                                            -----------             -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $    46,275             $    35,822
-----------------------------------------                                   ===========             ===========

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2002
                             ----------------------


5

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

         For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on February 19, 2002.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

         During the three months ended January 31, 2002, the Company recognized an other than temporary decline in market value of $14,705.

NOTE 3   SETTLEMENT OF NOTE PAYABLE
------   --------------------------

         During November 2001, the Company settled notes payable of $28,750 to a related party for a one-time payment of $8,500. The Company recorded a gain on extinguishment of debt of $20,250.

NOTE 4   EQUITY
------   ------

         During the three months ended January 31, 2002, the Company issued 438 shares of common stock to prior employees having a fair value of $51 and 180,000 shares of common stock for interest expense relating to a note payable having a fair value of $25,200.

NOTE 5   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements and at January 31, 2002, the Company has a working capital deficiency of $950,570, a stockholders' deficiency of $884,993 and a net loss from operations of $157,496. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

General
-------

We are continuing to focus our efforts solely on the operations and growth of our wholly owned subsidiary, AMS Systems, Inc., a value-added reseller of computer hardware and software which sells its equipment primarily to businesses, schools and local governments. Working with some of the largest hardware and software companies in the industry, management has, and will continue to, form alliances with these companies in an effort to reach an ever growing market for sophisticated computer systems.

Results of Operations
---------------------

Revenues for the Three Months Ended January 31, 2002 as compared to the three months ended January 31, 2001

Revenues for the three-month period ended January 31, 2002 were $2,301,611 as compared to $2,009,064, the corresponding prior period. Management attributes this gain of approximately 14% in revenues to its decision to focus exclusively on the operations of AMS. Our gross profit for this past quarter was $448,729 as compared to a gross profit of $255,664 during the three months ended January 31, 2001. We incurred losses from operations of ($142,813) as compared to ($945,148). The primary reason attributable for this decline is that the company did not issue any stock based consulting services as compared to $760,625 in the corresponding prior quarter. Our net comprehensive loss totaled ($175,362) as compared to a loss of ($1,132,336) during the three months ended January 31, 2001. Our selling, general and administrative costs increased from $420,319 to $576,837, an increase of approximately 38%. In the coming quarters, management will attempt to streamline operations in an attempt to reduce selling, general and administrative expenses as a percentage of the company's revenues.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2002, our total current assets were $1,879,533, as compared to $1,521,444 as of October 31, 2001. Our cash position increased slightly from $31,509 to $46,275. In addition, our outstanding accounts receivables increased from $1,367,012 as of October 31, 2001 to $1,601,501. Inventories more than doubled from $104,990 to $218,168. Our total assets were $1,945,110 as of January 31, 2002, as compared to $1,622,472 as of October 31, 2001.

Our accounts payables were $2,540,827, as compared to $1,882,012 as of October 31, 2001, an increase of approximately 35%. Overall, our total current liabilities increased from $2,357,354 as of October 31, 2001 to $2,830,103 as of January 31, 2002.

The Company has a working capital deficiency of $950,570 and a stockholders' deficiency of $884,993.

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings

                  As previously disclosed, we have been named as Defendants in a lawsuit filed by our former landlord for space which we leased in Tampa, Florida. TRW has also filed an action against us for breach of contract. There have been no material developments in either case.

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

InsiderStreet.com Inc.

 /s/Richard McClearn
-------------------------------
BY: Richard McClearn, President
Dated: This 19th day of March 2002