Form 10QSB
period 2002-04-30
INSIDERSTREET COM INC
filed 2002-07-02
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: April 30, 2002
                                            --------------


            CLASS                                 Outstanding at April 30, 2002
-----------------------------                     -----------------------------
Common stock $.001 Par Value                               12,631,062

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

          Condensed Consolidated Balance Sheet as of                        3
          April 30, 2002 (Unaudited) and October 31, 2001

          Consolidated Statements of Operations and Comprehensive
          Income (Loss) for the Three and Six Months Ended April
          30, 2002  and April 30, 2001 (Unaudited)                          4

          Consolidated Statement of Cash Flows for the Six Months
          Ended April 30, 2002 and April 30, 2001       (Unaudited)         5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited) as of April 30,  2002                                6-7

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                              8-9

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS
                                     ------
                                                                          April 30, 2002
                                                                           (Unaudited)        October 31, 2001
                                                                          --------------      ----------------
CURRENT ASSETS
 Cash                                                                      $     19,421         $     31,509
 Accounts receivable, net                                                     1,738,393            1,367,012
 Inventories                                                                    128,735              104,990
 Note receivable                                                                     --                9,197
 Other current assets                                                            92,830                8,736
                                                                           ------------         ------------
     Total Current Assets                                                     1,979,379            1,521,444

PROPERTY & EQUIPMENT - NET                                                       36,303               35,382

OTHER ASSETS
 Investments, net                                                                22,626               65,646
                                                                           ------------         ------------

TOTAL ASSETS                                                               $  2,038,308         $  1,622,472
------------                                                               ============         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                     $  2,910,118         $  1,882,012
 Deferred revenue                                                                29,441                   --
 Interest payable                                                                 2,982                3,078
 Lines of credit                                                                 25,000              402,672
 Notes payable                                                                   40,842               69,592
                                                                           ------------         ------------
     Total Current Liabilities                                                3,008,383            2,357,354
                                                                           ------------         ------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
  12,631,062, and 11,800,624 shares issued and outstanding, respectively         12,631               11,800
 Additional paid-in capital                                                  31,696,734           31,639,814
 Other comprehensive loss                                                       (17,480)              (2,995)
 Accumulated deficit                                                        (30,221,867)         (29,973,200)
 Less: stock issued for future services                                      (2,440,093)          (2,410,301)
                                                                           ------------         ------------
     Total Stockholders Deficiency                                             (970,075)            (734,882)
                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $  2,038,308         $  1,622,472
----------------------------------------------                             ============         ============

      See accompanying notes to condensed consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                         AND COMPREHENSIVE INCOME (LOSS)
                         -------------------------------
                                   (UNAUDITED)

                                                       For the Three       For the Three      For the Six        For the Six
                                                        Months Ended       Months Ended       Months Ended       Months Ended
                                                       April 30, 2002     April 30, 2001     April 30, 2002     April 30, 2001
                                                       --------------     --------------     --------------     --------------
NET SALES                                               $  2,206,546       $  1,521,441       $  4,508,157       $  3,530,505

COST OF GOODS SOLD                                         1,795,608          1,109,932          3,648,490          2,863,332
                                                        ------------       ------------       ------------       ------------

GROSS PROFIT                                                 410,938            411,509            859,667            667,173
                                                        ------------       ------------       ------------       ------------

COSTS AND OPERATING EXPENSES
 Stock based consulting services                               2,708            664,791              2,708          1,425,417
 Selling, general and administrative                         483,814            455,611          1,060,651            895,797
 Impairment of assets                                         13,830             23,860             28,535             23,860
                                                        ------------       ------------       ------------       ------------
     Total Operating Expenses                                500,352          1,144,262          1,091,894          2,345,074
                                                        ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                         (89,414)          (732,753)          (232,227)        (1,677,901)

OTHER EXPENSE
 Interest expense                                              1,657             22,322             36,690             90,411
                                                        ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                               (91,071)          (755,075)          (268,917)        (1,768,312)

EXTRAORDINARY ITEM
 Gain on extinguishment of debt                                   --          3,324,810             20,250          3,324,810
                                                        ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                            (91,071)         2,569,735           (248,667)         1,556,498

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on available-for-sale
  securities                                                   3,281           (108,731)           (14,485)          (227,810)
                                                        ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                             $    (87,790)      $  2,461,004       $   (263,152)      $  1,328,688
---------------------------                             ============       ============       ============       ============

Net income (loss) per share - basic and diluted
Income (loss) before extraordinary item                 $      (0.01)      $      (0.08)      $      (0.02)      $      (0.19)
Gain from extraordinary item                                      --               0.35                 --               0.36
                                                        ------------       ------------       ------------       ------------

                                                        $      (0.01)      $       0.27       $      (0.02)      $       0.17
                                                        ============       ============       ============       ============

Weighted average number of shares outstanding -
 basic and diluted                                        12,056,476          9,459,112         12,016,565          9,288,700
                                                        ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (UNAUDITED)

                                                                              For the Six             For the Six
                                                                              Months Ended            Months Ended
                                                                             April 30, 2002           April 30, 2001
                                                                             --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                            $  (248,667)              $ 1,556,498
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Gain on extinguishment of debt                                                (20,250)               (3,324,811)
    Impairment of equipment                                                            --                    43,728
    Depreciation                                                                    9,112                     7,268
    Stock issued for consulting and other services                                 27,959                 1,494,417
    Bad debt                                                                       18,098                   135,000
    Impairment of investments                                                      28,535                        --
 Changes in assets and liabilities:
    Accounts receivable                                                          (389,479)                1,028,960
    Other receivable                                                                9,197                    23,893
    Other current assets                                                          (84,094)                  (13,274)
    Inventories                                                                   (23,745)                 (145,456)
    Accounts payable and accrued expense                                        1,028,106                   (20,910)
    Interest payable                                                                  (96)                   30,918
    Deferred revenue                                                               29,441                        --
                                                                              -----------               -----------
       Net Cash Provided By Operating Activities                                  384,117                   816,231
                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                               (10,033)                  (10,582)
                                                                              -----------               -----------
       Net Cash Used In Investing Activities                                      (10,033)                  (10,582)
                                                                              -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                                      (377,672)                       --
 Payments on loans/notes payable                                                   (8,500)                 (951,933)
                                                                              -----------               -----------
       Net Cash Used In Financing Activities                                     (386,172)                 (951,933)
                                                                              -----------               -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (12,088)                 (146,284)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    31,509                   198,154
                                                                              -----------               -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $    19,421               $    51,870
-----------------------------------------                                     ===========               ===========

     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2002
                              --------------------
                                   (UNAUDITED)




NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       The condensed balance sheet information as of October 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

NOTE 2 MARKETABLE SECURITIES
------ ---------------------

       During the six months ended April 30, 2002, the Company recognized an other than temporary decline in market value of $28,535.

NOTE 3 INVENTORIES
------ -----------

       Inventories consist of purchased computer related hardware and software products and are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 4 EQUITY
------ ------

       In April 2002, the Company issued 650,000 shares of common stock for directors fees having a fair value of $32,500. This stock was issued for services to be performed over a one-year period starting April 2002. The Company has deferred $29,792 of these fees and will expense them over the contract period.

NOTE 5 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements and at April 30, 2002, the Company has a working capital deficiency of $1,029,004, a stockholders' deficiency of $970,075 and an accumulated deficit from operations of $30,221,867. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its new business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   INSIDERSTREET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2002
                              --------------------
                                   (UNAUDITED)



       The Company plans to expand its current operations as a systems integrator and to continue to reduce its operating overhead. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company continue as a going concern.

NOTE 6 SUBSEQUENT EVENT
------ ----------------

       During June 2002, the Company entered into a memorandum of understanding to acquire certain assets of Neosphere Technologies. As of the date of this report, the acquisition agreement has not been finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

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

General

Management continues to focus on the operations of AMS Systems. The Company's future prospects continue to remain almost entirely dependent upon the ability of AMS to successfully expand its operations. AMS is a value-added reseller of computer hardware and software which sells its equipment primarily to businesses, schools and local governments. Working with some of the largest hardware and software companies in the industry, management strives to form alliances with these companies in an effort to reach an ever growing market for sophisticated computer systems.

In an attempt to diversify our operations, we intend to launch an e-business systems and security program. We will attempt to launch this program with the assistance of George Filippides, our interim chief executive officer. Mr. Filippides role will become permanent if the Company is able to acquire Neosphere, a company engaged in Internet-based enterprise application integration solutions. Should we be able to consummate this transaction, of which there can be no assurance, we will then change our name to Neosphere Systems Development & Research, Inc., to more accurately reflect our business focus.

A significant number of the Company's government clients receive funding for their projects in October, November and December. As a result a disproportionate percentage of our accounts receivable and ultimately our revenues our generated in the first and fourth quarters of each year.

Results of Operations

Revenues for the Three and Six Months Ended April 30, 2002 as compared to the three and six months ended April 30, 2001

Revenues for the three and six month period ended April 31, 2002 were $2,206,546 and $4,508,157 while total expenses were $2,295,960 and $4,740,384 respectively. This compares with revenues of $1,521,441 and $3,530,505 and expenses of $2,254,194 and $5,208,406 for the three and six months ended April 30, 2001. Net losses from operations were $89,414 and $232,227 for the three and six month period ended April 30, 2002 as compared to a loss from operations of $732,753 and $1,677,901 for the corresponding periods ended April 30, 2001. Selling, general and administrative expenses continue to increase rising from $895,797 to $1,060,651 for the six months ended April 30, 2001 and 2002 respectively.

For the three and six months ended April 30, 2002 we recorded a net loss of $91,071 and $248,667. This compares with net income of $2,569,735 and $1,556,498 during the corresponding prior periods. Net loss per share was $.01 and $.02 as compared to a net income of $.27 and $.17 in each of the prior corresponding periods. The sole reason for this significant turnaround in profitability was a gain of $3,324,810 recognized from the extinguishment of the Hardware Street debt.

Liquidity and Capital Resources

As of April 30, 2002 we had cash of $19,421 , net accounts receivable of $1,738,393 and total assets of $1,979,379. We have property, plant and equipment (net of depreciation) of $36,303. We also recorded $22,626 in net investment assets. Investment assets consist of securities received from clients when we were engaged in the field of financial relations. As of October 31, 2002 we had cash of $31,509 and net accounts receivable of $1,367,012, and total current assets of $1,521,444. Property , plant and equipment was $35,382 and net investment securities totaled $65,646. Total assets were $1,622,472. The significant increase in our assets is directly attributable to increased sales as represented by the significant increase in accounts receivable.

Despite the increase in the total value of our assets, our liabilities continue to mount. Accounts payable increased from $1,882,012 to $2,910,118 due in part to a change in our financing arrangements and using our cash to pay our line of credit. We have reduced our outstanding line of credit from $402,672 to $25,000. Total current liabilities were $3,008,383 as compared to $2,357,354.

As of April 30, 2002 we have a working capital deficit of $1,029,004, a stockholders' deficiency of $970,075 and an accumulated deficit from operations of $30,221,867.

While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to issue additional debt or equity securities. There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.

                           Part II Other Information

Item 1. Legal Proceedings

         No new material litigation has been instituted against the Company.

Item 2. Change in Securities

         On April 10, 2002 the Company issued a total of 600,000 shares of its common stock (200,000 shares each) to Daniel Bell, Aaron Justice and Sherman Lazarus. The shares were issued in consideration for each shareholder agreeing to serve for a term of one year on an advisory committee to the Company's Board of Directors. We relied on the exemption provided by Section 4(2) of the Securities Act. The fair value of these shares on the date of grant was $32,500.

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

InsiderStreet.com Inc.


/s/Richard McClearn
--------------------------------
BY: Richard McClearn,, president
Dated: This 1st day of July 2002