Form 10QSB
period 2002-07-31
INSIDERSTREET COM INC
filed 2002-09-16
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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


         8919 Route 108 Suite C, Columbia, Maryland 21045 (301)384-2400
         --------------------------------------------------------------
          (Address and telephone number of principal executive offices)


            4014 Blackburn Lane Burtonsville, MD 20866 (301)384-2400
            ---------------------------------------------------------
      (Former Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)          No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 2002
                                           ---------------


          CLASS                                  Outstanding at August 31, 2002
----------------------------                     ------------------------------
Common stock $.001 Par Value                               12,631,281

                             INSIDERSTREET.COM, INC.

PART I:   FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
                  Condensed Consolidated Balance Sheets as of
                  July 31, 2002 (Unaudited) and October 31, 2001                 3

                  Condensed Consolidated Statements of Operations and
                  Comprehensive  Income (Loss) for the Three and Nine
                  Months ended July 31, 2002  and 2001 (Unaudited)               4

                  Condensed Consolidated Statement of Cash Flows for the
                  Nine Months Ended July 31, 2002 and July 31, 2001              5
                  (Unaudited)

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited) as of July 31,  2001                               6-7

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                            8-9


                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS
                                     ------
                                                                            July 31, 2002
                                                                             (Unaudited)    October 31, 2001
                                                                            ------------      ------------
CURRENT ASSETS
 Cash                                                                       $     98,669      $     31,509
 Accounts receivable, net                                                      3,417,952         1,367,012
 Inventories                                                                     291,653           104,990
 Note receivable                                                                      --             9,197
 Other current assets                                                             88,241             8,736
                                                                            ------------      ------------
     Total Current Assets                                                      3,896,515         1,521,444

PROPERTY & EQUIPMENT - NET                                                        43,042            35,382

OTHER ASSETS
 Investments, net                                                                 15,220            65,646
                                                                            ------------      ------------
TOTAL ASSETS                                                                $  3,954,777      $  1,622,472
------------                                                                ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                      $  3,470,403      $  1,882,012
 Deferred revenue                                                              1,395,931                --
 Interest payable                                                                  4,134             3,078
 Lines of credit                                                                  15,000           402,672
 Notes payable                                                                    40,842            69,592
                                                                            ------------      ------------
     Total Current Liabilities                                                 4,926,310         2,357,354
                                                                            ------------      ------------
STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
 12,631,281, and 11,800,624 shares issued and outstanding, respectively           12,631            11,800
 Additional paid-in capital                                                   31,696,741        31,639,814
 Other comprehensive loss                                                        (24,886)           (2,995)
 Accumulated deficit                                                         (30,224,051)      (29,973,200)
 Less: stock issued for future services                                       (2,431,968)       (2,410,301)
                                                                            ------------      ------------
     Total Stockholders Deficiency                                              (971,533)         (734,882)
                                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $  3,954,777      $  1,622,472
----------------------------------------------                              ============      ============

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

                                                    For the Three     For the Three    For the Nine       For the Nine
                                                    Months Ended      Months Ended     Months Ended       Months Ended
                                                    July 31, 2002     July 31, 2001    July 31, 2002      July 31, 2001
                                                    ------------      -------------    -------------      -------------
NET SALES                                           $  2,954,106      $  1,960,338      $  7,462,263      $  5,490,843

COST OF GOODS SOLD                                     2,489,809         1,534,073         6,138,299         4,397,405
                                                    ------------      ------------      ------------      ------------

GROSS PROFIT                                             464,297           426,265         1,323,964         1,093,438
                                                    ------------      ------------      ------------      ------------

COSTS AND OPERATING EXPENSES
 Stock based consulting services                           8,132         2,953,114            36,091         4,447,531
 Selling, general and administrative                     448,406           460,613         1,483,806         1,267,542
 Impairment of assets                                         --                --            28,535            43,728
                                                    ------------      ------------      ------------      ------------
     Total Operating Expenses                            456,538         3,413,727         1,548,432         5,758,801
                                                    ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                              7,759        (2,987,462)         (224,468)       (4,665,363)

OTHER EXPENSE
 Interest expense                                          9,943            16,730            46,633           107,141
                                                    ------------      ------------      ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                            (2,184)       (3,004,192)         (271,101)       (4,772,504)

EXTRAORDINARY ITEM
 Gain on extinguishment of debt                               --                --            20,250         3,324,810
                                                    ------------      ------------      ------------      ------------
NET LOSS                                                  (2,184)       (3,004,192)         (250,851)       (1,447,694)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on available-for-sale
  securities                                              (7,406)          115,014           (21,891)         (112,796)
                                                    ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                                  $     (9,590)     $ (2,889,178)     $   (272,742)     $ (1,560,490)
-----------------                                   ============      ============      ============      ============

Loss before extraordinary item                      $         --      $      (0.18)     $      (0.02)     $      (0.40)
Gain from extraordinary item                                  --                --                --              0.28
                                                    ------------      ------------      ------------      ------------

Net loss per share - basic and diluted              $         --      $      (0.18)     $      (0.02)     $      (0.12)
                                                    ============      ============      ============      ============

Weighted average number of shares outstanding -
 basic and diluted                                    12,631,096        16,751,217        12,223,660        11,784,907
                                                    ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                     For the Nine    For the Nine
                                                                                     Months Ended    Months Ended
                                                                                     July 31, 2002   July 31, 2001
                                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                            $  (250,851)     $(1,447,694)
 Adjustments to reconcile net loss to net cash provided by operating activities:
    Gain on extinguishment of debt                                                       (20,250)      (3,324,810)
    Impairment of equipment                                                                   --           43,728
    Depreciation                                                                          14,238            9,786
    Stock issued for consulting and other services                                        36,091        4,447,531
    Bad debt                                                                              34,500          277,286
    Deferred revenue realized                                                                 --          (13,975)
    Improvement of investments                                                            28,535               --
 Changes in assets and liabilities:
    Accounts receivable                                                               (2,085,440)         609,134
    Note receivable                                                                        9,197           62,928
    Other current assets                                                                 (79,505)         (10,202)
    Inventories                                                                         (186,663)         (88,237)
    Accounts payable and accrued expense                                               1,588,391          588,834
    Interest payable                                                                       1,056           30,918
     Deferred revenue                                                                  1,395,931               --
                                                                                     -----------      -----------
       Net Cash Provided By Operating Activities                                         485,230        1,185,227
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                      (21,898)         (10,582)
                                                                                     -----------      -----------
       Net Cash Used In Investing Activities                                             (21,898)         (10,582)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on loans/notes payable                                                          (8,500)              --
 Payments on lines of credit                                                            (387,672)      (1,329,234)
                                                                                     -----------      -----------
       Net Cash Used In Financing Activities                                            (396,172)      (1,329,234)
                                                                                     -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          67,160         (154,589)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           31,509          198,154
                                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $    98,669      $    43,565
                                                                                     ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 31, 2002
                               -------------------
                                   (UNAUDITED)

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

NOTE 2 MARKETABLE SECURITIES
------ ---------------------

       During the nine months ended July 31, 2002, the Company recognized an other than temporary decline in market value of $28,535.

NOTE 3 INVENTORIES
------ -----------

       Inventories consist of purchased computer related hardware and software products and are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 4 COMMITMENT AND CONTINGENCIES
------ ----------------------------

       Litigation, Claims and Assessments
       ----------------------------------

         (i) A former leaseholder has brought a legal action for breach of contract against the Company

                  The suit alleges breach of contract and seeks full payment under the lease terms. The case is in the early stages and the Company has accrued an estimated settlement of $100,000 in accounts payable as of July 31, 2002.

         (ii) An advertising service provider has brought legal action against the Company.

                  This suit alleges breach of contract and seeks $3,000,000 in InsiderStreet.com, Inc. common stock and specific performance. The Company alleges that the contract was terminated for cause. The cause is in the early stages and no amounts have been accrued as of July 31, 2002.

NOTE 5 EQUITY
------ ------

       In April 2002, the Company issued 650,000 shares of common stock for directors fees having a fair value of $32,500. This stock was issued for services to be performed over a one-year period starting April 2002. The Company has deferred $21,667 of these fees and will expense them over the contract period.

       During the three months ended July 31, 2002, the Company issued 219 shares of common stock to a prior stockholder of Hardwarestreet.com, Inc. (a former subsidiary of the Company) having a fair value of $7.

NOTE 6 CONCENTRATIONS OF CREDIT RISK
------ -----------------------------

       The Company has received approximately 67% of its revenue for the nine months ended July 31, 2002 from four customers. The existence of 36% of revenue from one customer poses a credit risk due to the possibility of loss of that customer. The Company is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

NOTE 7 GOING CONCERN
------ -------------

       As reflected in the accompanying condensed consolidated financial statements and at July 31, 2002, the Company has a working capital deficiency of $1,029,795 a stockholders' deficiency of $971,533 and an accumulated deficit from operations of $30,224,051. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its new business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company plans to expand its current operations as a systems integrator and to continue to reduce its operating overhead. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company continue as a going concern.

NOTE 8 SUBSEQUENT EVENT
------ ----------------

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

General

Management continues to focus on the operations of AMS Systems. The Company's future prospects remain almost entirely dependent upon the ability of AMS to successfully expand its operations. AMS is a value-added reseller of computer hardware and software which sells its equipment primarily to businesses, schools and local governments. Working with some of the largest hardware and software companies in the industry, management strives to form alliances with these companies in an effort to reach an ever growing market for sophisticated computer systems.

In an attempt to diversify our operations, we examined the possibility of acquiring Neosphere, a company engaged in Internet-based enterprise application integration solutions. In furtherance thereof, we appointed George Filippides as our interim co-chief executive officer. We expect to sign a definitive agreement to acquire Neosphere once Neosphere has secured sufficient financing for its ongoing operations, of which there can be no assurance.

A significant number of the Company's government clients receive funding for their projects in October, November and December. As a result a disproportionate percentage of our accounts receivable and ultimately our revenues our generated in the first and fourth quarters of each year.

We generated approximately 67% of our revenues from four customers; including 36% of our revenues from contracts with the Baltimore city schools. The remaining 31% of our revenues was divided between the state of Maryland, city of Baltimore and ASPEN Systems, a government subcontractor. Management is looking into strategic alliances with other companies to reduce its dependence on government contracts.

Results of Operations

Revenues for the Three Months Ended  July 31, 2002 and July 31, 2001

Revenues for the three month period ended July 31, 2002 were $2,954,106 as compared to $1,960,338. This represents an increase of approximately 50.6% in revenues. Costs of goods sold were $2,489,809 as compared to $1,534,073. Despite an increase of $993,768 in revenues, our gross profits increased only $38,002, increasing from $426,265 to $464,297. During this last quarter, stock based compensation was reduced from $2,953,114 to $8,132. While at the same time, our selling, general and administrative expenses were reduced from $460,613 to $448,406. This resulted in net profits from operations of $7,759 as compared to a loss from operations during the same quarter last year of $(2,987,462). Our net loss was $(2,184) as compared to a net loss of $(3,004,192).

The $7,759 in net income from operations represented the first quarterly profits from operations since the acquisition of AMS.

Revenues for the Nine Months Ended July 31, 2002 and July 31, 2001

Revenues for the nine month period ended July 31, 2002 as compared to July 31, 2001 were $7,462,263 as compared to $5,490,843, an increase of nearly $2 million. Costs of goods sold were $6,138,299 as compared to $4,397,405. Gross profits increased from $1,093,438 to $1,323,964. Stock based consulting services have been reduced to $36,091 as compared to $4,447,531 for the nine months ended July 31, 2001 while selling, general and administrative expenses increased from $1,267,542 to $1,483,806. Our net loss from operations was $(222,468) as compared to a loss of $4,665,363, while our net loss for the period was $(250,851) as compared to $(1,447,694). The loss for the nine months ended July 31, 2001 was reduced by $3,324,810, representing the gain recognized from the extinguishment of the HardwareStreet debt.

Liquidity and Capital Resources

As of July 31, 2002 we had cash and other current assets of $3,896,515 as compared to $1,521,444 as of October 31, 2001. The significant increase in the Company's total assets is primarily attributable to an increase in accounts receivable from $1,367,012 to $3,417,952. Management does not believe this significant increase reflects an increased risk of default. Rather, is the result of increased sales and fluctuations in quarterly revenues.

Our current liabilities total $4,926,310 which consists primarily of accounts payable and accrued expenses in the amount of $3,470,403 and deferred revenues of $1,395,931. This compares to current liabilities of $2,357,354 as of October 31, 2001 which consists primarily of accounts payable and accrued expenses of $1,882,012 and a line of credit in the amount of $402,672.

                            Part 11 Other Information

                            Item 1. Legal Proceedings

Except as set forth in prior filings, there have been no other legal proceedings filed against us.

                            Item 2. Change in Securities

In July 2002 the Company issued a total of 219 shares of its common stock to John Giannone, a former shareholder of HardwareStreet.com Inc. The shares were issued to correct an error in the number of shares due Mr. Giannone as a result of our acquisition of HardwareStreet.

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

InsiderStreet.com Inc.

    /s/Richard McClearn
--------------------------------------
BY: Richard McClearn president
Dated: This 13th day of September 2002

   /s/George Filippides
--------------------------------------
BY: George Filippides
Dated: This 13th day of September 2002

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Insiderstreet.com, Inc. Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jacqueline Lyon, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ Jacqueline Lyon
--------------------------------------------
By: Jacqueline Lyon, Chief Financial  Officer

Dated: September 13, 2002