Form 10KSB
period 2002-10-31
INSIDERSTREET COM INC
filed 2003-02-13
CIK 1059137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 2002

                           Commission File No. 0-23995

                             INSIDERSTREET.COM, INC.
                 (Name of small business issuer in its charter)

          NEVADA                                           87-0576421
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

                8910 Hwy 108, Suite C, Columbia, Maryland 21045
               -------------------------------------------------
                    (Address of principal executive offices)

                4014 Blackburn Lane Burtonsville, Maryland 20866
              ----------------------------------------------------
          (Former Name or Former Address, if changed from last Report)

                                 (443) 545-3501
                                 --------------
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
         None                                        None

        Securities registered under to Section 12(g) of the Exchange Act:

                                 Title of class
                         Common Stock, $0.001 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 21, 2003 is $981,436.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS.

         Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES  [X]    NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 25, 2003, there were 12,781,281 shares of the Company's $0.001 par value common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB for the year ended October 31, 2000
Form 10-KSB for the year ended October 31, 2001
Form 10-QSB for the quarter ended January 31, 2002
Form 10-QSB for the quarter ended April 30, 2002
Form 10-QSB for the quarter ended July 31, 2002
Form 8-K filed on January 22, 2002

         Transitional Small Business Disclosure Format (check one)
Yes [ ]   NO [X]

           CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

         The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

PART I.

ITEM 1   DESCRIPTION OF THE BUSINESS

Business
--------

From our inception in 1998 until January 2000, we did not engage in any substantial business operations.

In January 2000, we completed the acquisition of InsiderStreet, Inc., a Florida corporation pursuant to an Agreement and Plan of Reorganization by which we acquired all of the issued and outstanding shares of common stock of Insider Street in exchange for approximately 2,480,000 "unregistered" and "restricted" shares of our common stock.

Effective as of December 21, 1999 we changed our name to InsiderStreet.com Inc., which at the time was our sole operating entity. InsiderStreet.com Inc. was an Internet based provider of investor relations marketing services for micro and small-capitalization public companies. InsiderStreet's goal was to generate revenues from its fee-based services and shares of common stock that it received as part of its compensation packages with entities for which it provided services.

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

On June 5, 2000 we acquired 100% of the issued and outstanding common stock of Eviewthis.com Inc. in a transaction valued at $3.75 million as determined by the then market value of our common stock. We issued to the shareholders of EviewThis, Michael Muzio and Mark Laisure a total of 3,750,000 shares of our restricted common stock. EviewThis is a start-up e-commerce and content site that focuses on the entertainment industry. EviewThis.com provided rich, dynamic streaming entertainment content and entertainment products to consumers through the Internet. Its website provided movie trailers, videos and music reviews were provided on its website. However, being able to provide streaming video on the web has become increasingly commonplace and technologically more competitive. We did not have the information technology people on staff to keep pace with technological advances nor did we have sufficient revenues to purchase the technology from third parties. As a result, we discontinued operations in 2001 and we are no longer operating EviewThis.com.

In July 2000 we acquired all of the issued and outstanding shares of common stock of EbizStreet.com. EbizStreet was a holding company for AMS Systems, Inc. and HardwareStreet.com. We made the acquisition to focus our objective to pursuing HardwareStreet's Internet based business which would be supported by a traditional sales force. AMS is a reseller of information technology products and a reseller of hardware plus systems support and service to large corporations and municipalities. Soon after acquiring AMS, its president, Richard McClearn assumed operational responsibilities for our company. We were not successful in implementing our Internet based operations through HardwareStreet. In January 2001, changing market conditions, significant debt and the inability to integrate our operations required HardwareStreet.com in to file for Chapter 7 bankruptcy protection and its assets were liquidated.

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

AMS Systems' clients include companies such as Thompson Financial, Aspen Systems, Litronics and Optimum Fiber, Federal agencies including ATF, NOAA, Goddard Space Center, and Fannie Mae, state and local governments such as the City of Baltimore, the State of Maryland, the State of Virginia and the District of Columbia, and educational institutions such as University of Maryland, John Hopkins and the Baltimore Public School district as well as the City of Baltimore.

AMS generated approximately $14,850,000 in gross sales in 2002. Its income from operations during 2002 was $51,042.

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

During 2002, we purchased approximately 84% of our merchandise from distributors and aggregators and the balance direct from manufacturers. Products purchased through distributors and aggregators are a combination of products, which are only sold by the manufacturers through distribution channels, and products that are acquired as part of the Company's just-in-time purchasing model. We are generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorizations with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program.

AMS SUPPLIERS

AMS has existing relationships with over 30 of the top manufacturers in the computer hardware and software industry. Creating these long-term relationships directly with manufacturers allows us to source hard to locate products and create special bundled hardware and software packages. Since we deal with such a large number of suppliers, the loss of a single supplier will not have a materially adverse affect on our operations even though during our last fiscal year we purchased more than 80% of our product from Dell Computers and Compaq.

To mitigate the risk of the loss of supply we expect to have a broader mix of products to offer and to accept products from other resellers. The interruption of service from Dell during 2003 has hindered our sales efforts on contracts already in place and might cause a further reduction of up to 70% of future years sales. In certain instances the contracts could allow for the utilization of products from other vendors but not at the same price as the Dell model which would certainly reduce our gross profit margins and net profit as well.

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

Our markets include federal, state and local government entities, educational institutions and medium to large commercial businesses as well as businesses concentrated in the legal and health care industries. Management believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through AMS' direct marketing format. Our future expansion strategy focuses on increasing market penetration in existing business-to-business and business-to-government markets and expanding into new geographic markets through the use of our internet portal and strategic alliances or acquisitions with existing reseller/service providers established in the designated market.

Currently, approximately 90% of our accounts are located in the Washington, D.C./ Baltimore, Maryland metropolitan area.

CUSTOMERS

AMS has approximately 120 current customers and a customer data base totaling approximately 550 businesses and governmental institutions. During the past year, approximately 72% of our revenues came from 3 different customers. The existence of 42% of revenues from a single customer poses a credit risk and the loss of that customer may have an impact on the Company's future operations. To reduce this risk, we are focusing our marketing efforts on broadening our customer base through increased sales to new customers.

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

State of Maryland                     University of Maryland
City of Baltimore                     District of Columbia Government
Fannie Mae                            Baltimore City Schools
U.S. Office of Personnel Management

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

We also compete with manufacturers that sell hardware and software directly to certain customers. Several manufacturers that sell product to us for resale have initiated or expanded their efforts to sell directly to end users. We have contacted several manufacturers to co-market specific large target markets such as educational and government organizations. Dell is one such manufacturer's that co-markets with us on large accounts. As competition intensifies we intend to improve the value-added service provided to our customers, strengthen our customer relationships and broaden our marketing activities.

TRADEMARK, SERVICE MARK & PATENTS

AMS does not have any registered trademarks, copyrights or patents. It relies on trade secret protection and confidentiality and/or license agreements with employees', consultants, customers, strategic partners and others.

ITEM 2.  PROPERTIES

We maintain our principal place of business at 8910 Hwy 108, Suite C, Columbia, Maryland. We lease approximately 8,034 square feet of space at a monthly base cost of $6,862 on a triple net basis. Our current lease was for 63 months beginning in March 2002. The lease includes three free months and a rent expense escalation on each anniversary for which we have recorded an accrual of approximately $22,000.

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all material litigation which has been filed against us to date which has not yet been settled.

Theater Radio Network filed an action against us in the 13th Judicial Circuit of Florida (Case No. 00009223) alleging breach of contract and seeking declaratory relief for the delivery of $3,000,000 of our common stock. We are vigorously contesting this action as it is our position that Theater Radio Network failed to perform pursuant to the term's and conditions of its agreement with us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted during the fourth quarter of our fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

a) Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System, Over the Counter Bulletin Board ("OTCBB") under the symbol "NSDR." As of January 22, 2002 there were 12,781,281 common shares outstanding.

The following table sets forth, for the period indicated, the bid price range of our common stock.
                                                   Hi Bid             Low Bid
                                                   ------             -------
2001

Quarter Ended March 31, 2001                       $ 0.21             $ 0.06
Quarter Ended June 30, 2001                        $ 0.11             $ 0.06
Quarter Ended September 30, 2001                   $ 0.26             $ 0.05
Quarter Ended December 31, 2001                    $ 0.27             $ 0.04

2002

Quarter Ended March 31, 2002                       $ 0.17             $ 0.03
Quarter Ended June 30, 2002                        $ 0.08             $ 0.03
Quarter Ended September 30, 2002                   $ 0.22             $ 0.02
Quarter Ended December 31, 2002                    $ 0.17             $ 0.07

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include : DONALD & CO. SECURITIES INC, NORTH AMERICAN INSTITUTIONAL BROKERS and NATIONAL SECURITIES CORPORATION.

(b) Holders

As of January 22, 2003 there were approximately 356 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

Following is a list of the securities that we have issued during the last three years:

Name
Consideration                Date Acquired        Number of Shares
-------------                -------------        ----------------

Eleven Companies                 5/1/00              375,000(3)
Acquisition
Evan Harrick                     7/11/00              65,000(1)
Services
Thomas Scarpaci Jr.              7/11/00             100,000(1)
Services
Jeffrey Klein                    4/17/00               5,000(1)
Services                         7/11/00               5,000(1)
Michael Muzio                    4/17/00             200,000(1)(1b)(1c)
Services
Wynelle Stevens                     7/00             285,768
Acquisition (4)
Harold Mohn                         7/00             110,000
Acquisition (4)
Richard McClearn                    7/00             273,546
Acquisition (4)
Stewart Pierce                      7/00             199,630
Acquisition (4)
Paul Gallagher                      7/00              55,873
Acquisition (4)
Jeffrey Richards                    7/00              29,100
Acquisition (4)
Harold Daily, Jr.                   7/00              14,550
Acquisition (4)
Carol Tolson                        7/00               7,566
Acquisition (4)
Herb Dinius                         7/00               2,328
Acquisition (4)
Kangchnatevy Tan                    7/00               1,746
Acquisition (4)
Sayed S. Ahmed                      7/00               3,492
Acquisition (4)
Robert Frankovich                   7/00              94,154
NextDigital, Inc.                  11/99           1,150,000
Acquisition(6)
Millenium Health Food               1/00           1,330,000
Acquisition(6)
Merle Steele                       12/99           1,830,000
Acquisition(6)
Hardwarestreet.com                  7/00             601,455
Acquisition (5)

Name
Consideration                Date Acquired        Number of Shares
-------------                -------------        ----------------
Consultants and other
Non-cash settlements             Various             755,594
Services
CNet- Shares issued
For debt settlement                 8/00              90,395
Additional Shares issued         Various              43,662
Acquisition(5)
to former Hardware Street
shareholders
Wallstreet Press LLC                2/01             200,000
Consulting
Mac Lath LTDA                       2/01             200,000
Consulting
Mark Samson                         3/01             550,000
Settlement
Steve Moulton                       3/01              50,000
Settlement
Alan Narvadez                       4/01             100,000
Services
Richard McClearn                    5/01           2,500,000
Services(7)
CNET                               12/01             180,000
Debt Settlement
Estate of Gannon                   12/01              34,417
Acquisition(5)
Fish Trust                          1/02                 219
Additional shares issued
To former Hardware Street
Shareholders
Acquisition (5)
Various                             4/02             650,000
Services
John Giannone                       7/02                 219
Additional shares issued
To former Hardware Street
Shareholders
Acquisition (5)
Madison 200 Inc                     9/02             150,000
Debt Settlement

1. These shares were issued pursuant to a Registration Statement on Form S-8.
(1)(b) does not include approximately 550,000 shares of common stock owned by family members or siblings whose beneficial ownership is disclaimed by Mr. Muzio. None of these family members reside in the same household as Mr. Muzio. The share count does not include approximately 500,000 shares of our common stock owned by TrimFast Group, Inc. Mr. Muzio serves as the president and principal shareholder of TrimFast and by virtue thereof, has authority to control the disposition of the InsiderStreet shares owned by TrimFast.

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

7. Represents the number of shares issued to Mr. McClearn for bonuses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION.

Plan of Operation

During fiscal 2001 we discontinued operations in all of our subsidiaries except for AMS. We determined that if the company is to prosper in the new millennium, its future lies with the success of AMS and not providing financial public relations, internet based movie and radio reviews. We will concentrate on the sale of value added hardware and software marketed directly to end users. We will market these products primarily to business, government, educational and institutions located in the Metropolitan Washington D.C. area, and where appropriate, in other targeted markets.

Investors are urged to carefully review our financial statements in order to gain a clear understanding of our current financial position and those changes that have occurred over the past year. In January 2001, HardwareStreet.com filed for Chapter 7 bankruptcy protection and all of its assets have been liquidated. We have discontinued the financial public relations of Insiderstreet.com and the entertainment website operated by Eviewthis.com. As a result of these transactions, we recorded a gain on the disposal of HardwareStreet.com of $3,620,073 and a loss on the disposal of our investment securities held by Insiderstreet.com in the amount of $1,141,200. Losses from discontinued operations totaled $2,572,170. The results of operations for the three months of 2001 have been classified as discontinued operations in the consolidated financial statements. Investors are urged to review the footnotes, which accompany the financial statements especially Footnote 1 for a complete description of the presentation of the financial statements.

The revenues set forth on the consolidated statement of operations represent the revenues from our sole operating subsidiary, AMS Systems which increased its breadth of sales with additional sales of software and a shift to provide more service related sales.

Our net revenue for fiscal year October 31, 2002 was $14,854,896 consisting of $8,295,029 in hardware, $3,598,896 in services and the remainder in software, peripherals and miscellaneous items. Our gross profit was $2,229,709 or approximately 15%. Our selling, general and administrative expenses totaled $2,158,633 and our net income from operations was $51,042. This compares to net revenue of $8,298,618 for the fiscal year ended October 31, 2001. Gross profit was $1,483,094 or approximately 18% with a loss from operations during the prior period of $(270,090). Selling, general and administrative expenses totaled $1,749,676 for the period. The increase in sales was directly related to sales per the contracts with the State of Maryland and the Baltimore Public School System that began shipments in May 2002. Our loss was reduced by growth of revenue and the increased amount of gross profit generated. Our gross profit decreased as the contracts came online and should remain reasonably static during the term of the contracts. An increase in personnel to handle the increased sales caused the increase in selling, general and administrative expense. We had net income from operations and a net loss after we realized the impairment from our marketable securities.

Our interest expense totaled $41,462 for the year compared to $86,753 in fiscal year 2001. The payoff of our line of credit to one vendor and the reduction of interest to 2% per annum by another vendor caused the reduction.

We recorded a loss of $(25,748) for fiscal 2002 compared to a net income of $119,326 for fiscal 2001. We recorded a gain of $20,250 on the settlement of debt in fiscal 2002. The profit in fiscal 2001 was created by the loss on discontinuation of our subsidiaries totaling ($2,572,170) and a gain from the extinguishment of HardwareStreet debt in the amount of $2,478,873 and a gain of $569,893 as a result of our settlement with a computer manufacturer.

Management believes that the success of the Company's future operations lies with the successful growth of AMS Systems. The Company will continue to use the Internet as a supplemental tool to expand traditional sales lines and not as an independent business.

Notwithstanding our business model as outlined above, our ability to continue operations will be dependent upon an infusion of capital in the form of debt or equity. There are no current commitments by any third party to provide this funding nor can there be any assurance that we will be able to locate a funding source on commercially reasonable terms.

Liquidity

As of October 31, 2002 we had cash of $561,364, net accounts receivable of $1,396,803 and total current assets of $2,466,156. We have property, plant and equipment (net of depreciation) of $37,865 and $13,364 net in investment securities, which consist of equity securities received from our former clients.

Our current liabilities total $2,672,662 which consist of accounts payable and accrued expenses in the amount of $2,002,157, interest payable in the amount of $8,326, lines of credit in the amount of $4,868 and current notes payable of $611,603 and long term notes of $681,195.

Our cash flow requirements are fluctuating from month to month as the contracts we are servicing change in demand and product mix these require additional capital as with any growth situation for sixty to ninety days. The parent will require approximately $350,000 to $500,000 for the coming fiscal year some of which will be derived from a dividend from AMS Systems, Inc. and the rest from sources below.

We are currently in negotiations with several sources of funding. These negotiations include a total restructuring of the AMS Systems, Inc. debt, a potential line of credit facility on a purchase order basis, a hybrid method of funding purchases from a major supplier and equity financing from other potential investors. We expect to know the outcome of all of these negotiations before the end of March 2003.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

List here all financial statements, which will be filed as part of this report.

         Independent Auditor's Report
         Consolidated Balance Sheet as of October 31, 2002
         Consolidated Statements of Operations and Comprehensive Loss For the Years Ended October 31, 2002 and 2001
         Consolidated Statement of Changes in Shareholders Deficiency For The Years Ended October 31, 2002 and 2001
         Notes To Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name of our current directors and executive officers during our last fiscal year.

Name                         Position Held         Age          Election Date
----                         -------------         ---          -------------
George Fillipedes             Chief Executive
                              Officer               41                 05/02
                              Director                                 05/02

Richard McClearn              President             44                 01/01
                              Director                                 08/00

Jeffrey Richards              Secretary/            40                 03/01
                              Treasurer

Norman J. Birmingham          Chief Financial
                              Officer               48                 01/03

Officers and directors will hold office until the next annual shareholders meeting.

MR. RICHARD MCCLEARN, PRESIDENT and DIRECTOR

Mr. McClearn, age 44, became President and CEO of the Company in January 2001 with the resignation of our former Chief Executive Officer, Raymond Miller. He relinquished his role as CEO in May 2002. Mr. McClearn began as the sales manager for AMS Systems, Inc. in November 1997 when company sales were approximately $5 million. He was elected President & CEO of AMS Systems, Inc. in February 2000 and became President and CEO of EbizStreet, Inc. in July 2000. Before joining AMS Systems, Mr. McClearn served as Major Accounts Representative for Unisys Corporation from 1990 to 1994 managing the company's growth of its PC Networking local and government accounts from $50 million to $80 million. His accomplishments in this position merited a promotion to State and Local Sales Manager Representative of the Maryland and the Tri-state area with a $15 million dollar quota that he successfully attained and exceeded annually. Mr. McClearn's entire career has been in sales and management since achieving his BA degree in Business Administration and Management from Buffalo State College in 1982.

JEFFREY RICHARDS, SECRETARY/TREASURER, DIRECTOR AND CHIEF OPERATIONS OFFICER OF AMS SYSTEMS, INC.

Jeffrey J. Richards, age 40, was hired as the Chief Operations Officer of AMS Systems, Inc., in July 2000 and was appointed Secretary/Treasurer of InsiderStreet.com in March 2001. He has been involved in a consulting capacity with AMS Systems since its inception in 1991 and was elected to its Board of Directors in October 1999. Mr. Richards has also successfully managed a career in Insurance and Finance for the previous 14 years. Mr. Richards received his B.S. degree in Business Administration from Columbia Union College in Tacoma Park, MD in 1986.

GEORGE FILLIPEDES, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE
OFFICER

George A Fillipedes, age 41, became Chairman of the Board of Directors and Chief Executive Officer in May 2002. Mr. Fillipedes served Chairman and Chief Executive Officer of Neosphere, Inc. (OTC:NSPT)from May 2000 to May 2001 and as President and Director of Globalnet Technologies, Inc. from June 1997 to May 2002 and as Executive Vice President of X-Change Software from August 1995 to June 1997. He has an extensive background in the management and marketing of technology companies and has been successful in completing mergers and acquisitions in positions he has held.

NORMAN J. BIRMINGHAM, CHIEF FINANCIAL OFFICER

Norman J. Birmingham, age 48, became Chief Financial Officer in January 2003. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2003 also serving as chief financial officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999. From 1986 to 1997 Mr. Birmingham served as President of Budget Services, Inc., an accounting, tax and financial planning/services company.

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

Involvement in Certain Legal Proceedings.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time, except for the bankruptcy of Hardwarestreet.com as discussed in this Form 10-KSB;

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

Compliance with Section 16(a) of the Exchange Act

Messrs. McClearn and Richards have yet to file a Form 3 Initial Statement of Significant Employees.

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)         (b)       (c)   (d)    (e)       (f)    (g)     (h)      (i)
                                                    Secur-
                                   Other            ities             All
Name and   Year or                 Annual   Rest-   Under-  LTIP     Other
Principal  Period   Salary  Bonus  Compen-  ricted  lying   Pay-     Comp-
Position   Ended      ($)   ($)    sation    Stock  Options outs    ensat'n
-----------------------------------------------------------------------------

Richard     10/31/00 $ 75,000  0     0          0       0      0       0
McClearn    10/31/01 $330,244  0   $225,000 (1) 0       0      0       0
President   10/31/02 $207,000  0     0          0       0      0       0
Director

Jeffrey     10/31/00 $   0     0     0          0       0      0       0
Richards    10/31/01 $ 31,000  0     0          0       0      0       0
Sec/Treas   10/31/02 $ 47,077  0     0          0       0      0       0
Director

(1) Reflects the issuance of 2.5 million shares issued to Mr. McClearn

Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 2002 and 2001. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                       Number                  Percentage
Name and Address             of Shares Beneficially Owned       of Class
----------------             ----------------------------      ----------
Michael Muzio                        1,800,0000(1)              14%
4896 Garland Branch Rd
Dover, Florida 33527

TOTAL                                                           14%

(1) Does not include 500,000 shares owned by TrimFast Group Inc, of which Mr. Muzio is president and principal shareholder or 410,000 shares owned by family members whose beneficial ownership is denied by Muzio.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                     Number                 Percentage
Name and Address                    of Shares       Beneficially Owned of Class
----------------                    ---------       -------------------------

Richard McClearn                    2,773,546                   21.7%
8910 Rte 108 Ste C
Columbia, MD  21045

Jeff Richards                          29,100                     .1%
8910 Rte 108 Ste C
Columbia, MD  21045

George Fillipedes                          --                     --
8910 Rte 108 Ste C
Columbia, MD 21045

Norman J. Birmingham                       --                     --
8910 Rte 108 Ste C
Columbia, MD 21045

All directors and executive
Officers as a group (4)             2,802,646                   21.8%

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

          (a) Documents filed as part of this report

                  (1) Financial Statements.

                      Independent Auditors Report on the Consolidated Balance Sheet as of October 31, 2002

                      Consolidated Statements of Operations and
                      Comprehensive Loss for the Years Ended October 31, 2002 and 2001.

                      Consolidated Statement of Changes in Stockholders' Deficiency for the Years Ended October 31, 2002 and 2001.

                      Consolidated Statement of Cash Flows for the Years Ended October 31, 2002 and 2001.

                      Notes to the Consolidated Financial Statements.

         All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PART III

ITEM 1.  INDEX TO EXHIBITS

         99.1 Certification of Richard McClearn

         99.2 Certification of Norman Birmingham

Reports on Form 8-K
-------------------
No report on Form 8-K was filed during the three month period ended October 31, 2002.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


INSIDER STREET.COM INC.

BY: /S/   RICHARD MCCLEARN                            DATE: FEBRUARY 12, 2003
          ------------------
          RICHARD MCCLEARN, PRESIDENT


BY: /S/   NORMAN J. BIRMINGHAM                        DATE: FEBRUARY 12, 2003
          ---------------------
          NORMAN J. BIRMINGHAM
          CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I, Richard McClearn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Insiderstreet.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ RICHARD MCCLEARN
-----------------------------------
Richard McClearn

I, Norman J. Birmingham, certify that:

1. I have reviewed this annual report on Form 10-KSB of Insiderstreet.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ NORMAN J. BIRMINGHAM
----------------------------------------
Norman J. Birmingham

                             INSIDERSTREET.COM, INC.
                                AND SUBSIDIARIES



                                    CONTENTS
                                    --------


PAGE   F-2           INDEPENDENT AUDITORS' REPORT

PAGE   F-3           CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2002

PAGE   F-4           CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                     LOSS FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

PAGE   F-5           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                     DEFICIENCY  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

PAGES   F-6 - F-7    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                     ENDED OCTOBER 31, 2002 AND 2001

PAGE    F-8 - F-16   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  InsiderStreet.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of InsiderStreet.com, Inc. and Subsidiaries as of October 31, 2002 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has continuing operating losses, a working capital deficiency of $206,506 and a stockholders' deficiency of $693,919 at October 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 6, 2003

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER 31, 2002
                             ----------------------

                                     ASSETS

CURRENT ASSETS
 Cash                                                              $    561,364
 Accounts receivable, net                                             1,396,803
 Inventory                                                              180,179
 Note receivable                                                        122,317
 Other current assets                                                   205,493
                                                                   ------------
     Total Current Assets                                             2,466,156

PROPERTY & EQUIPMENT - NET                                               37,865

OTHER ASSETS
 Note receivable                                                        142,553
 Investments, net                                                        13,364
                                                                   ------------
TOTAL ASSETS                                                       $  2,659,938
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $  2,002,157
 Interest payable                                                         8,326
 Lines of credit                                                          4,868
 Other current liabilities                                               45,708
 Notes payable                                                          611,603
                                                                   ------------
     Total Current Liabilities                                        2,672,662

 Notes payable                                                          681,195
                                                                   ------------
     Total Liabilities                                                3,353,857
                                                                   ------------
STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares
  authorized, 12,781,281 shares issued and outstanding                   12,781
 Additional paid-in capital                                          31,716,091
 Accumulated deficit                                                (29,998,948)
 Less: stock issued for future services                              (2,423,843)
                                                                   ------------
     Total Stockholders' Deficiency                                    (693,919)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  2,659,938
                                                                   ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------

                                                                      For the Year      For the Year
                                                                    Ended October 31,  Ended October 31,
                                                                          2002               2001
                                                                     ------------        ------------
REVENUE, NET
 Hardware and software                                               $ 11,255,896        $  8,295,029
 Services                                                               3,598,896               3,589
                                                                     ------------        ------------
     Total Revenues, Net                                               14,854,792           8,298,618

COST OF GOODS SOLD                                                     12,624,187           6,815,533
                                                                     ------------        ------------

GROSS PROFIT                                                            2,229,709           1,483,094
                                                                     ------------        ------------

OPERATING EXPENSES
 Depreciation and amortization                                             20,033               3,508
 Selling, general and administrative                                    2,158,633           1,749,676
                                                                     ------------        ------------
     Total Operating Expenses                                           2,178,666           1,753,184
                                                                     ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                              51,042            (270,090)
                                                                     ------------        ------------

OTHER INCOME (EXPENSE)
 Loss on available for sale securities                                    (55,276)                 --
 Interest expense                                                         (41,462)            (86,753)
 Loss on disposal of fixed assets                                              --                (272)
                                                                     ------------        ------------
     Total Other Income (Expense)                                         (96,738)            (87,025)
                                                                     ------------        ------------

LOSS BEFORE INCOME TAX                                                    (45,696)           (357,115)

PROVISION FOR INCOME TAXES                                                    302                 155
                                                                     ------------        ------------

(LOSS) FROM CONTINUING OPERATIONS                                         (45,998)           (357,270)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                                             --          (2,572,170)
 Gain on disposal of discontinued operations                                   --           2,478,873
                                                                     ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                                            (45,998)           (450,567)

EXTRAORDINARY ITEM
 Gain on extinguishment of debt                                            20,250             569,893

NET INCOME (LOSS)                                                         (25,748)            119,326
                                                                     ------------        ------------

OTHER COMPREHENSIVE LOSS
 Unrealized loss on available-for-sale
  securities reclassified as other than temporary                           2,995                  --
                                                                     ------------        ------------

COMPREHENSIVE INCOME (LOSS)                                          $    (22,753)       $    119,326
                                                                     ============        ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
 Loss from continuing operations                                     $      (0.01)       $      (0.03)
 Loss from discontinued operations                                                              (0.01)
 Gain from extraordinary item                                                0.01                0.05
                                                                     ------------        ------------
                                                                     $      (0.00)       $       0.01
                                                                     ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED      12,360,871          10,443,656
                                                                     ============        ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE YEAR ENDED OCTOBER 31, 2002
                       -----------------------------------

                                                                                              Additional
                                                                    Common Stock                Paid-In       Accumulated
                                                                Stock           Amount          Capital         Deficit
                                                            ------------     ------------     ------------    ------------
Balance, October 31, 2000                                      9,218,144     $      9,218     $ 31,175,020    $(30,092,526)

Issuance of common stock for services                          3,032,835            3,033          434,251              --

Issuance of common stock for exchange of notes payable            90,395               90            8,046              --

Issuance of common stock for vendor debt of subsidiary             9,250                9              546              --

Issuance of 250,000 common stock warrants for exchange
 of notes payable                                                     --               --           21,971              --

Net Income, 2001                                                      --               --               --         119,326

Other than temporary impairment of investments                        --               --               --              --

Shares redeemed in connection with litigation settlement        (550,000)            (550)              --              --
                                                            ------------     ------------     ------------    ------------

Balance, October 31, 2001                                     11,800,624           11,800       31,639,814     (29,973,200)

Issuance of common stock for services                            830,657              831           56,927              --

Issuance of common stock for settlement of lawsuit               150,000              150           19,350              --

Other than temporary impairment of investments                        --               --               --              --

Net loss, 2002                                                        --               --               --         (25,748)

Total comprehensive loss                                              --               --               --              --
                                                            ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 2002                                     12,781,281     $     12,781     $ 31,716,091    $(29,998,948)
                                                            ============     ============     ============    ============
[RESTUBBED]

                                                              Stock Issued        Other
                                                               for Future     Comprehensive
                                                                Services          Loss             Total
                                                              ------------     ------------     ------------
Balance, October 31, 2000                                     $ (4,151,132)    $ (1,120,178)    $ (4,179,618)

Issuance of common stock for services                            1,740,831               --        2,178,115

Issuance of common stock for exchange of notes payable                  --               --            8,136

Issuance of common stock for vendor debt of subsidiary                  --               --              555

Issuance of 250,000 common stock warrants for exchange
 of notes payable                                                       --               --           21,971

Net Income, 2001                                                        --               --          119,326

Other than temporary impairment of investments                          --        1,117,183               --

Shares redeemed in connection with litigation settlement                --               --             (550)
                                                              ------------     ------------     ------------

Balance, October 31, 2001                                       (2,410,301)          (2,995)        (734,882)

Issuance of common stock for services                              (13,542)              --           44,216

Issuance of common stock for settlement of lawsuit                      --               --           19,500

Other than temporary impairment of investments                          --            2,995            2,995

Net loss, 2002                                                          --               --          (25,748)
                                                                                                ------------
Total comprehensive loss                                                --               --          (22,753)
                                                              ------------     ------------     ------------

BALANCE, OCTOBER 31, 2002                                     $ (2,423,843)    $         --     $   (693,919)
                                                              ============     ============     ============

          See accompanying notes to consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2002
                       -----------------------------------

                                                               2002            2001
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                         $   (25,748)    $   119,326
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                 20,033           3,508
  Provision for doubtful accounts                              103,460         330,317
  Stock issued for services and settlement                      63,716       2,178,670
  Impairment of investments                                     55,276              --
  Discontinued operations                                           --         (93,297)
  Gain on debt extinguishment                                  (20,250)       (569,893)
  Loss on disposal of equipment                                     --             272
  Stock redemption from litigation settlement                       --            (550)
 Changes in assets and liabilities:
  Accounts receivable                                         (407,251)        454,993
  Inventories                                                  (75,189)         71,514
  Other current assets                                         (12,043)         52,615
  Accounts payable and accrued liabilities                   1,457,127        (992,723)
  Deferred revenue realized                                      8,245              --
  Interest payable                                               5,248        (166,004)
                                                           -----------     -----------
       Net Cash Provided By Operating Activities             1,172,624       1,388,748
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (22,516)        (26,704)
 Note receivable                                                 9,130              --
 Other receivables`                                           (175,517)             --
                                                           -----------     -----------
       Net Cash (Used In) Investing Activities                (188,903)        (26,704)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on lines of credit                                  (397,804)     (1,518,655)
 Payments on loans and notes                                   (56,602)        (10,034)
                                                           -----------     -----------
       Net Cash (Used In) Financing Activities                (453,866)     (1,528,689)
                                                           -----------     -----------

NET INCREASE (DECREASE) IN CASH                                529,655        (166,645)

CASH - BEGINNING OF YEAR                                        31,509         198,154
                                                           -----------     -----------

CASH - END OF YEAR                                         $   561,364     $    31,509
                                                           ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR INTEREST                     $    36,214     $    85,175
                                                           ===========     ===========

          See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2002
                       -----------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

During 2002, the Company converted $1,299,519 of accounts payable into a note payable.

During 2002, the Company converted $274,000 of accounts receivable into a note receivable.

During 2001, the Company issued 90,395 shares of common stock and 250,000 common stock warrants in full settlement of a note payable of $500,000 and accrued interest of $100,000.

During 2001, 3,032,835 shares were issued for services having a fair value of $437,284.



          See accompanying notes to consolidated financial statements

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

        (A) NATURE OF OPERATIONS
        ------------------------

        Insiderstreet.com, Inc. (the "Company") was incorporated in Nevada on December 26, 1986.

        In July 2000, the Company acquired EbizStreet, Inc. ("EbizStreet") in a transaction accounted for as a purchase. EbizStreet's operations consisted of its two wholly owned subsidiaries, Hardwarestreet.com, Inc. and AMS Systems, Inc. During 2001 the Company placed Hardwarestreet.com, Inc. in Chapter 7 Bankruptcy and their operations were recorded as a loss from discontinued operations of $2,572,170 and a gain on the disposal of discontinued operations of $2,478,873. AMS Systems, Inc. sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products, accessories and services in the United States of America.

        (B) PRINCIPLES OF CONSOLIDATION
        -------------------------------

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ebizstreet and Eviewthis.com an inactive subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

        (C) FINANCIAL STATEMENT PRESENTATION
        ------------------------------------

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

        (E) INVENTORIES
        ---------------

        Inventories consist of finished goods purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecast.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


        (F) PROPERTY AND EQUIPMENT
        --------------------------

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to seven years. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

        Certain contracts require installation or delivery of products on prescribed schedules and are accounted for as the products are delivered and the service and installation portion of the contract on a percentage completion method. Revenues are recorded as the costs become known and the various billable components on that section of the installation are complete. Costs and estimated earnings in excess of the billings on the uncompleted contract represent revenues recognized in excess of amounts billed.

        (I) ADVERTISING
        ---------------

        The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2002 and 2001 was approximately $9,400 and $86,200, respectively.

        (J) PER SHARE DATA
        ------------------

        Net income (loss) per common share for the years ended October 31, 2002 and 2001 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share".

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


        (K) FAIR VALUE OF FINANCIAL INSTRUMENTS
        ---------------------------------------

        The carrying amounts of the Company's financial instruments, including accounts receivable and payable, notes receivable and payable and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

        (L) BUSINESS SEGMENTS
        ---------------------

        The Company operates in one segment and therefore segment information is not presented.

        (M) NEW ACCOUNTING PRONOUNCEMENTS
        ---------------------------------

        In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, a Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

        The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


NOTE 2  ACCOUNTS RECEIVABLE
------  -------------------

        Accounts receivable as of October 31, 2002 consisted of the following:

        Accounts receivable                                   $ 1,554,454
        Less allowance for doubtful accounts                     (117,484)
        Less return reserve                                       (40,167)
                                                              -----------
                                                              $ 1,396,803
                                                              ===========

        The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the years ended October 31, 2002 and 2001, the Company recorded a provision for doubtful accounts of $103,460 and $400,234, respectively.

NOTE 3  NOTE RECEIVABLE
------  ---------------

        The Company received a $274,000 face value two-year promissory note from a customer, maturing September 2004, with interest and principal payable monthly of $10,500. The note bears interest at 6% and is secured by 200,000 shares of the customer's common stock. At October 31, 2002, the balance due on the note receivable was $264,870, of which $122,317 is current and $142,553 is non-current.

NOTE 4  PROPERTY AND EQUIPMENT
------  ----------------------

        Property and equipment as of October 31, 2002 consisted of the following:

        Computer and office equipment                            $  90,633
        Office furniture                                             7,729
        Leasehold improvements                                       9,029
        Vehicles                                                    10,599
                                                                 ---------
                                                                   117,990
        Less accumulated depreciation                              (80,125)
                                                                 ---------
                                                                 $  37,865
                                                                 =========

        Depreciation expense for the years ended October 31, 2002 and 2001 was $20,033 and $3,508, respectively.

NOTE 5  INVESTMENTS
------  -----------

        The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments as of October 31, 2002. Accordingly, unrealized gains and losses are included in stockholders' equity. The shares are restricted as of October 31, 2002 and therefore not included in current assets.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


        The composition of marketable equity securities as of October 31, 2002 as follows:

                                                     Unrealized Gain
                                           Basis        or (Loss)     Fair Value
                                          -------     -------------   ----------
        Available-for-sale securities:

         Common stock                     $13,364            --       $13,364
                                          =======       =======       =======

        During 2002, the Company recognized an other than temporary decline in market value of $55,277.

NOTE 6   LINES OF CREDIT
------   ---------------

        The Company had a wholesale financing agreement with IBM Credit Corporation (ICC). The terms of the credit line allowed the Company to borrow up to $3.5 million. The credit line was secured by a lien on substantially all the Company's assets and a personal guarantee by certain of its officers. On October 31, 2001, the effective rate was 12.5% and the balance was $377,672. In January 2002, the Company signed a forbearance agreement with ICC agreeing to pay the remaining balance in full by March 15, 2002. As of the date of this report, the Company has made all the required payments and there is no balance due on this line of credit as of October 31, 2002.

        The Company has a line of credit (LOC) with SunTrust Bank for a maximum loan amount of $25,000. At October 31, 2002, the effective rate was 7.5% and the balance was $4,868. The LOC expired on January 19, 2003.

        Interest expense for the years ended October 31, 2002 and 2001 was $41,462 and $86,753, respectively.

NOTE 7  NOTES PAYABLE
------  -------------

        The following schedule reflects notes and loans payable as of October 31, 2002:

        Note payable to principal supplier, 2% interest,
        payable in monthly installments of $47,563 until
        January 2005. This note is secured by inventory
        and accounts receivable.                                $ 1,251,957

        Note payable to a principal stockholder,
        12% interest, due on demand, unsecured                       40,481
                                                                -----------
                                                                  1,292,799
        Less current portion                                        611,603
                                                                -----------
        Total long term notes payable                           $   681,195
                                                                ===========

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


        Required principal payments on notes payable at October 31, 2002:

                Year                                               Amount
         -----------------------------                        --------------
                2003                                          $    611,603
                2004                                               570,760
                2005                                               110,435
                                                              --------------
                                                              $  1,292,798
                                                              ==============

NOTE 8  STOCKHOLDERS' EQUITY
------  --------------------

        (A) COMMON STOCK
        ----------------

        During 2002, the Company issued 650,657 shares of common stock to directors for services, at a fair value of $32,500. The Company recognized $18,965 in expenses and recorded deferred compensation of $13,542 for the unamortized portion of the services. Additionally, the Company issued 150,000 shares of common stock for the settlement of a lawsuit fully provided for during 2001 with a fair value of $19,500 and 180,000 shares of common stock at fair value of $25,251 for services.

        In 2001, the Company issued 90,395 shares of common stock and 250,000 common stock warrants in exchange for notes payable plus accrued interest of $100,000 resulting in a gain on extinguishment of debt of $569,893. During 2001, the Company also issued 3,032,835 shares of common stock for services having a fair value of $437,284.

        During 2001, the Company received 550,000 shares of its common stock in settlement of litigation brought by two shareholders of Sierra Holdings Group, Inc. These shares were retired upon receipt by the Company.

        (B) COMMON STOCK WARRANTS
        -------------------------

        In 2001, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.07 per share to a note holder of the Company as part of a settlement of outstanding principal and interest. The warrants expire in August 2003. Using the Black-Scholes model, the warrants were valued at $21,971 using the following assumptions: no annual dividend, volatility of 442%, risk free rate of 2.36%, and a term of one year.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


NOTE 9  CONCENTRATIONS OF CREDIT RISK
------  -----------------------------

        The Company received approximately 72% of its revenue for the year ended October 31, 2002 from three customers. The existence of 42% of revenue from one of the three customers poses a credit risk due to the possibility of loss of that customer. The Company is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

        The Company obtains more than 80% of its products from one vendor which poses a significant risk to future sales in the event of the loss of this vendor. The Company and its major supplier are in a credit limit dispute that has temporarily restricted shipments and may continue through the second quarter of fiscal 2003. Negotiations for the resumption of shipments and the further extension of a credit facility are ongoing and expected to be resolved in February 2003.

NOTE 10 RELATED PARTY TRANSACTIONS
------- --------------------------

        In May 2001, a principal stockholder of the Company received 2,500,000 shares of the Company's common stock for services with a fair value of $225,000.

        During 2002, the Company settled notes payable of $28,750 to a non-beneficial stockholder for a one-time payment of $8,500. The Company recorded a gain on extinguishment of debt of $20,250.

        See Notes 7 for related party note payable.

NOTE 11 INCOME TAXES
------- ------------

        Income tax expense (benefit) for the years ended October 31, 2002 and 2001 is summarized as follows:

                                                   2002            2001
                                                   ----            ----
         Current:
           Federal                                 $ --            $ --
           State                                    302             155
         Deferred                                    --              --
                                                   ----            ----

                                                   $302            $155
                                                   ====            ====

        The Company's tax expense differs from the "expected" tax expense for the year ended October 31, 2002 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


                                                          2002          2001
                                                        --------     --------

         Computed "expected" tax expense (benefit)      $ (8,474)    $(46,404)
         State income tax                                    302          155
         Non deductible goodwill                          18,794           --
         Non deductible impairment of securities          20,400           --
         Effect of net operating loss                    (30,720)      46,404
                                                        --------     --------
                                                        $    302     $    155
                                                        ========     ========

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of October 31, 2002 are as follows:

                                                          2002         2001
                                                        --------     --------
         Deferred tax assets:
         Net operating loss carry-forward              $683,780     $714,500
                                                       --------     --------
         Total gross deferred tax assets                683,780      714,500
         Less valuation allowance                       683,780      714,500
                                                       --------     --------
                                                       $     --     $     --
                                                       ========     ========

        As of October 31, 2002, the Company had net operating loss carry-forward of approximately $2,101,400 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2021.

        The valuation allowance at November 1, 2001 was $714,500. The net change in the valuation allowance during the year ended October 31, 2002 was a decrease of $30,720.

        Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of those losses.

NOTE 12 COMMITMENT AND CONTINGENCIES
------- ----------------------------

        (A) LITIGATION, CLAIMS AND ASSESSMENTS
        --------------------------------------

        An advertising service provider has brought legal action against the Company

        This suit alleges breach of contract and seeks $3,000,000 in InsiderStreet.com, Inc. common stock and specific performance. The Company alleges that the contract was terminated for cause. The case is in the early stages and no amounts have been recognized as of October 31, 2002. The Company has recorded common stock issued under the contract as common stock issued for future services at the fair value of $2,410,301 pending resolution of this suit.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2002
                             ----------------------


        (B) OPERATING LEASE
        -------------------

        The Company leases its corporate facilities under an operating lease, which expires June 30, 2007. The Company pays monthly rent of $6,862 plus 22% of building expenses.

        Future minimum lease payments under the operating lease at October 31 consist of the following:

                  Year                                               Amount
         ------------------------                                 -----------
                  2003                                            $   82,344
                  2004                                                82,344
                  2005                                                82,344
                  2006                                                82,344
                  2007                                                54,896
                                                                  ------------
                                                                  $  384,272
                                                                  ===========

        Rent expense totaled $202,466 and $57,348 for the years ended October 31, 2002 and 2001, respectively.

NOTE 13 GOING CONCERN
------- -------------

        As reflected in the accompanying consolidated financial statements, the Company has continuing operating losses, a working capital deficiency of $206,506 and a stockholder deficiency of $693,919. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company anticipates raising additional working capital through the issuance of debt and equity securities and reducing operating overhead. Management believes that actions presently being taken to obtain additional funding and reduce operating costs provide for the Company to operate as a going concern.

NOTE 14 SUBSEQUENT EVENTS
------- -----------------

        The Board of Directors agreed to a 1:7 reverse stock split on the outstanding common shares of the Company. Accordingly, the stock split has not been approved by the State of Nevada and has not been reflected in the accompanying financial statements.

        Shareholders will receive shares rounded to the next highest number for any fractional share.