Form 10QSB
period 2003-01-31
INSIDERSTREET COM INC
filed 2003-03-24
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                             INSIDERSTREET.COM INC.
                             ----------------------
                (Name of Registrant as specified in its charter)


           Nevada                       0-23995                  87-0576421
--------------------------------------------------------------------------------
(State or other jurisdiction of (Commission File No.) (IRS Employer incorporation or organization) Identification No.)


 8910 Hwy 108, Suite C, Columbia, MD  21045                    (443) 545-3501
--------------------------------------------------------------------------------

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  (X)       No  (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 1, 2003
                                           ----------------


           Class                                Outstanding at March 1, 2003
------------------------------                  -------------------------------
 Common stock $.001 Par Value                           17,331,281

                             INSIDERSTREET.COM, INC.


PART I:   FINANCIAL INFORMATION                                          PAGE

Item I. Financial Statements

              Condensed Consolidated Balance Sheet as of
              January 31, 2003 (Unaudited) and October 31, 2002           3-4

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for the Three Months ended
              January 31, 2003 and January 31, 2002 (Unaudited)            5

              Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended January 31, 2003
              and January 31, 2002 (Unaudited)                            6-7

              Notes to Condensed Consolidated Financial Statements
              as of January 31, 2003 (Unaudited)                          8-9

Item II.   Management Discussion and Analysis of Financial
           Condition and Results of Operations                            10

Item III.  Controls and Procedures                                        10

PART II:   OTHER INFORMATION

Item 1.       Legal Proceedings                                            11

Item 2.       Changes In Securities and Use of Proceeds                    11

Item 3.       Defaults Upon Senior Securities                              11

Item 4.       Submission of Matters to a Vote of Security Holders          11

Item 5.       Other Information                                            11

Item 6.       Exhibits and Reports on Form 8-K                             11

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                                     ASSETS

                                             January 31, 2003     October 31,
                                                (Unaudited)          2002
                                               ------------      ------------
CURRENT ASSETS

  Cash and cash equivalents                    $    459,575      $    561,364
  Accounts receivable, net allowance $124,172       839,205         1,396,803
  Inventories                                       116,565           180,179
  Note receivable                                   114,893           122,317
  Other current assets, includes $275,813
                        of other receivables        280,666           205,493
                                               ------------      ------------
     Total Current Assets                         1,810,904         2,466,156

PROPERTY & EQUIPMENT - NET                           38,340            37,865

OTHER ASSETS
  Notes receivable - long term                      122,312           142,553
  Investments, net                                    7,765            13,364
                                               ------------      ------------

TOTAL ASSETS                                   $  1,979,321      $  2,659,938
-------------                                  ============      ============



     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable and accrued expenses        $  1,742,877      $  2,002,157
  Interest payable                                    6,175             8,326
  Other current liabilities                          51,817            45,708
  Lines of credit                                     4,695             4,868
  Note payable                                      611,603           611,603
                                               ------------      ------------
     Total Current Liabilities                    2,417,167         2,672,662

LONG TERM LIABILITIES
  Note payable                                      538,506           681,195
                                               ------------      ------------
     Total Liabilities                            2,955,673         3,353,857
                                               ------------      ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY

  Common stock, $0.001 par value, 50,000,000
  shares authorized, 12,781,281 shares issued
  and outstanding, each period                       12,781            12,781
  Additional paid-in capital                     31,716,091        31,716,091
  Accumulated deficit                           (30,275,782)      (29,998,948)
  Accumulated other comprehensive loss               (5,599)               --
  Less: stock issued for future services         (2,423,843)       (2,423,843)
                                               ------------      ------------
     Total Stockholders Deficiency                 (976,352)         (693,919)
                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $  1,979,321      $  2,659,938
                                               ============      ============


     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                              January 31, 2003  January 31, 2002
                                              ----------------  ----------------

NET SALES                                      $  1,369,006      $  2,301,611
COST OF GOODS SOLD                                1,235,034         1,852,882
                                               ------------      ------------
GROSS PROFIT                                        133,972           448,729
                                               ------------      ------------

COSTS AND OPERATING EXPENSES

   Selling, general and administrative              407,314           576,837
   Impairment of assets                                  --            14,705
                                               ------------      ------------
     Total Operating Expenses                       407,314           591,542
                                               ------------      ------------

LOSS FROM OPERATIONS                               (273,342)         (142,813)

OTHER EXPENSE
  Interest expense, net                              (3,492)          (35,033)
                                               ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM                     (276,834)         (177,846)

  Gain on extinguishment of debt                         --            20,250
                                               ------------      ------------
NET LOSS                                           (276,834)         (157,596)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on available-for-
     sale securities                                 (5,599)          (17,766)
                                               ------------      ------------
COMPREHENSIVE LOSS                             $   (282,433)     $   (175,362)
--------------------                           ============      ============
Net (loss) per share - basic and diluted
                                               $      (0.02)     $      (0.01)
                                               ============      ============
Weighted average number of shares outstanding
 - basic and diluted                             12,781,281        11,902,542
                                               ============      ============


    See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   -----------

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                              January 31, 2003  January 31, 2002
                                              ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                      $  (276,834)     $   (157,596)
   Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
     Impairment of investments                            --            14,705
     Depreciation and amortization                     5,731             4,314
     Provision for doubtful accounts                   6,688           (28,332)
     Stock issued for services and interest               --            25,251
     Gain on debt extinguishments                         --           (20,250)
   Changes in assets and liabilities:
     Accounts receivable                             550,910          (206,157)
     Other receivable                                     --             9,197
     Other current assets                            (75,173)           (4,853)
     Inventories                                      63,614          (113,178)
     Accounts payable and accrued expense           (259,280)          658,815
     Interest payable                                 (2,151)            3,516
     Other current liabilities                         6,109                --
                                                 -----------       -----------
       Net Cash Provided By Operating Activities      19,614           185,432
                                                 -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment               (6,206)           (1,334)
     Receipts on notes receivable                     27,665                --
                                                 -----------       -----------
       Net Cash Provided By (Used In)
        Investing Activities                          21,459            (1,334)
                                                 -----------       -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on line of credit                         (173)         (160,832)
     Payments on notes payable                      (142,689)           (8,500)
                                                 -----------       -----------
       Net Cash (Used In)
        Financing Activities                        (142,862)         (169,332)
                                                 -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (101,789)           14,766

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      561,364            31,509
                                                 -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $   459,575       $    46,275
                                                 ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                   -----------


Supplemental Disclosure of Cash Flow Information

  Interest paid                                  $    7,335        $       --
                                                 ----------        ----------
  Income taxes paid                              $       --        $       --
                                                 ----------        ----------




     See accompanying notes to condensed consolidated financial statements.

                    INSIDERSTREET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2003

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

         For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on February 25, 2003.

NOTE 2   MARKETABLE SECURITIES
------   ---------------------

         During the three months ended January 31, 2003 and 2002, the Company recognized a decline in market value of $5,599 and $17,766, respectively on its marketable securities. In three months ended January 31, 2002, the Company recognized an other than temporary decline in market value of $14,705.

NOTE 3   SETTLEMENT OF NOTE PAYABLE
------   --------------------------
         During November 2001, the Company settled notes payable of $28,750 to a related party for a one-time payment of $8,500. The Company recorded a gain on extinguishment of debt of $20,250.

NOTE 4   GOING CONCERN
------   -------------
         As reflected in the accompanying financial statements and at January 31, 2003, the Company has a working capital deficiency of $606,263, a stockholders' deficiency of $976,352 and a net loss from operations of $276,834. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 5   ACCOUNTING PRONOUNCEMENT
------   ------------------------

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No, 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement6 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         Management does not expect the impact from this statement's pronouncement to have a material impact on the Company's consolidate financial position or results of operations.

NOTE 6   SUBSEQUENT EVENT
------   ----------------

         On February 27, 2003, the Board of Directors passed resolutions to form a Delaware subsidiary, Neometrix Technology Group, Inc. and authorization for a reverse stock split for holders of record March 31, 2003. This reverse will cause each common shareholder to receive one share for every seven shares previously held. This action will be taken prior to a merger of Insiderstreet.com, Inc. with its wholly-owned Delaware subsidiary Neometrix Technology Group, Inc. The Delaware corporation will be the surviving entity with each shareholder receiving an equivalent number of common shares for each in the surviving corporation as was held in Insidersreet.com, Inc. The ticker symbol will change effective March 31, 2003 to a yet unknown symbol.

         On February 28, 2003 the Company issued 250,000 for consulting services. Additional shares were issued on March 1, 2003 that included 3,900,000 common shares for bonus payroll of officers and employees, 200,000 shares as an officers signing bonus and 200,000 shares for consulting services.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

General
-------

We are continuing to focus our efforts solely on the operations and growth of our only operating wholly owned subsidiary AMS Systems, Inc., a value-added reseller of computer hardware and software which sells its equipment primarily to businesses, schools and local governments. Working with some of the largest hardware and software companies in the industry, management has, and will continue to, form alliances with these companies in an effort to reach an ever growing market for sophisticated computer systems.

Results of Operations
---------------------

Results of Operations for the Three Months Ended January 31, 2003 as compared to the three months ended January 31, 2002

Revenues for the three-month period ended January 31, 2003 were $1,369,006 as compared to $2,301,611, for the corresponding prior period. Management attributes this loss of approximately 41% in revenues to its inability to ship products caused by a dispute with a major distributor of AMS Systems, Inc.

Our gross profit for this quarter was $133,972 as compared to a gross profit of $448,729 during the three months ended January 31, 2002. We incurred losses from operations of ($276,834) as compared to ($142,813). The increased loss was due to the approximately 70% decline in gross profit and the maintenance of certain key operational personnel while attempting to settle our supplier dispute. The gross profit declined with the loss of certain purchasing agreements. Our net comprehensive loss totaled ($276,834) as compared to a loss of ($175,362) during the three months ended January 31, 2002. Our selling, general and administrative costs decreased from $576,837 to $422,314, a decrease of approximately 27%, the majority of which was a decrease in payroll and commissions.

Liquidity and Capital Resources
-------------------------------
As of January 31, 2003, our total current assets were $1,810,904, as compared to $2,466,156 as of October 31, 2002. Our cash position decreased from $561,364 to $459,575. In addition, our outstanding accounts receivables decreased from $1,396,803 as of October 31, 2002 to $839,205. Inventories decreased to $116,565 from $180,179. Our total assets were $1,984,920 as of January 31, 2003, as compared to $2,659,938 as of October 31, 2002.

Our accounts payables were $1,742,877, as compared to $2,002,157 as of October 31, 2002, a decrease of approximately 13%. Overall, our total current liabilities decreased to $2,417,167 from $2,672,662 as of October 31, 2002.

The Company has a working capital deficiency of $606,263 and a stockholders' deficiency of $970,753.

The Company is actively seeking an equity infusion and accounts receivable financing for its subsidiary, AMS Systems, Inc. Various financial term sheets are being considered.

A settlement of a dispute with a major supplier would dispose our working capital deficit. The supplier has offered a settlement that would decrease our debt by approximately $1,600,000 consisting of approximately $1,150,000 in notes payable and $450,000 in accounts payable and causing us to have a stockholders' equity of approximately $600,000 instead of the current deficiency. As of this filing the dispute is ongoing.

ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

         (A) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14(c) and 15(d)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the Exchange Act rules.

         (B) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their valuation.

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings

                  As previously disclosed TRW filed an action against us for breach of contract. There have been no material developments in the case in approximately two years.

Item 2.           Change in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-k

                  (a) Exhibits

                      99.1
                      99.2

                  (b) Reports on Form 8-K

                      None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InsiderStreet.com Inc.

 /s/Richard McClearn
-------------------------------
BY: Richard McClearn, President
Dated: This 19th day of March 2003

                                 CERTIFICATIONS


I, Richard McClearn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insiderstreet.com, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


         /s/ RICHARD MCCLEARN
         -----------------------------------
         Richard McClearn

I, Norman J. Birmingham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insiderstreet.com, Inc.;

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