Form 10QSB
period 2003-04-30
NEOMETRIX TECHNOLOGY GROUP INC
filed 2003-06-23
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                        NEOMETRIX TECHNOLOGY GROUP, INC.
                        --------------------------------
                (Name of Registrant as specified in its charter)


                             INSIDERSTREET.COM, INC.
                        --------------------------------
                           (Former Name of Registrant)

          DELAWARE                           0-23995          57-1157824
          --------                           -------          ----------
 (State or other jurisdiction of       (Commission File       (IRS Employer
 incorporation or organization)               No.)          dentification  No.)

           8910 Route 108, Suite C, Columbia, MD 21045 (301) 384-2400
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)

          4014 Blackburn Lane Burtonsville, MD 20866      (301)384-2400
          -------------------------------------------------------------
      (Former address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                                Outstanding at May 31, 2003
----------------------------                    ---------------------------
Common stock $.001 Par Value                           11,232,076

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)



                                    CONTENTS

PAGE             1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF
                         APRIL 30, 2003 (UNAUDITED)

PAGE             2       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND
                         SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)

PAGE             3       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                         (UNAUDITED)

PAGES          4 - 7     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED) AS OF APRIL 30, 2003

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF APRIL 30, 2003
                              --------------------
                                   (UNAUDITED)


Item 1: Financial Statements

                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                                                       $    296,750
 Accounts receivable, net                                                                      1,266,362
 Inventory                                                                                       121,457
 Note receivable, current portion                                                                324,125
 Other current assets                                                                            234,711
                                                                                            ------------
      Total Current Assets                                                                     2,243,405
                                                                                            ------------

PROPERTY & EQUIPMENT - NET                                                                        43,521
                                                                                            ------------

OTHER ASSETS

 Note receivable, non-current portion                                                             92,498
 Intangible assets                                                                             6,754,000
 Other assets                                                                                     17,681
 Investments, net                                                                                 11,020
                                                                                            ------------
      Total Other Assets                                                                       6,875,199
                                                                                            ------------

TOTAL ASSETS                                                                                $  9,162,125
------------                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

 Notes payable, current portion                                                             $  2,250,108
 Accounts payable and accrued expenses                                                         1,882,810
 Deferred revenue                                                                                146,013
 Interest payable                                                                                 19,755
 Other current liabilities                                                                        66,817
                                                                                            ------------
     Total Current Liabilities                                                                 4,365,503

LONG TERM LIABILITIES

 Accrued rent                                                                                     23,157
                                                                                            ------------
     Total Liabilities                                                                         4,388,660
                                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
   11,232,076 shares issued and outstanding                                                       11,232
 Additional paid-in capital                                                                   38,519,141
 Accumulated comprehensive loss                                                                     (630)
 Accumulated deficit                                                                         (31,345,977)
 Less: stock issued for future services                                                       (2,410,301)
                                                                                            ------------
     Total Stockholders Equity                                                                 4,773,465
                                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $  9,162,125
                                                                                            ============

     See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                         AND COMPREHENSIVE INCOME (LOSS)
                         -------------------------------
                                   (UNAUDITED)


                                                   For the Three   For the Three   For the Six    For the Six
                                                   Months Ended    Months Ended    Months Ended   Months Ended
                                                  April 30, 2003  April 30, 2002  April 30, 2003 April 30, 2002
                                                   -----------     -----------     -----------     -----------
NET SALES                                          $ 1,633,054     $ 2,206,546     $ 3,002,060     $ 4,508,157

COST OF GOODS SOLD                                   1,377,070       1,795,608       2,612,104       3,648,490
                                                   -----------     -----------     -----------     -----------

GROSS PROFIT                                           255,984         410,938         389,956         859,667
                                                   -----------     -----------     -----------     -----------

COSTS AND OPERATING EXPENSES
 Stock based consulting services                       711,042           2,708         711,042           2,708
 Selling, general and administrative                   604,701         483,814       1,012,015       1,060,651
 Impairment of assets                                    1,714          13,830           1,714          28,535
                                                   -----------     -----------     -----------     -----------
     Total Operating Expenses                        1,317,457         500,352       1,724,771       1,091,894
                                                   -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                (1,061,473)        (89,414)     (1,334,815)       (232,227)

OTHER INCOME (EXPENSE)

 Interest expense, net                                  (8,722)         (1,657)        (12,214)        (36,690)
 Gain on extinguishment of debt                             --              --              --          20,250
                                                   -----------     -----------     -----------     -----------
     Total Other Expense                                (8,722)         (1,657)        (12,214)        (16,440)
                                                   -----------     -----------     -----------     -----------

NET LOSS                                            (1,070,195)        (91,071)     (1,347,029)       (248,667)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on available-for-sale
  securities                                             4,969           3,281            (630)        (14,485)
                                                   -----------     -----------     -----------     -----------

COMPREHENSIVE LOSS                                 $(1,065,226)    $   (87,790)    $(1,347,659)    $  (263,152)
-----------------------------------------------    ===========     ===========     ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED             $     (0.85)    $     (0.05)    $     (0.79)    $     (0.15)
                                                   ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                   1,244,572       1,722,354       1,704,914       1,716,652
                                                   ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                  For the Six      For the Six
                                                                                  Months Ended     Months Ended
                                                                                 April 30, 2003   April 30, 2002
                                                                                 --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                         $(1,347,029)    $  (248,667)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Gain on extinguishment of debt                                                         --         (20,250)
    Depreciation and amortization                                                      11,596           9,112
    Stock issued for consulting and other services                                    711,042          27,959
    Bad debt                                                                           15,519          18,098
    Impairment of investments                                                           1,714          28,535
 Changes in assets and liabilities:
    Accounts receivable                                                               114,922        (389,479)
    Inventory                                                                          58,722         (23,745)
    Other receivable                                                                  (43,578)          9,197
    Other current assets                                                               (3,321)        (84,094)
    Accounts payable and accrued expenses                                             (67,117)      1,028,106
    Deferred revenue                                                                  137,768          29,441
    Other current liabilities                                                            (562)             --
    Accrued rent                                                                          844              --
    Interest payable                                                                   11,429             (96)
                                                                                  -----------     -----------
       Net Cash (Used In) Provided By Operating Activities                           (398,051)        384,117
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from asset acquisitions                                                     250,000              --
 Payment for note receivable                                                         (207,500)             --
 Proceeds from note receivable                                                         55,747              --
 Purchase of property and equipment                                                   (17,252)        (10,033)
                                                                                  -----------     -----------
       Net Cash Provided By (Used In) Investing Activities                             80,995         (10,033)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                                            (4,868)       (377,672)
 Proceeds from notes payable                                                          200,000              --
 Payments on notes payable                                                           (142,690)         (8,500)
                                                                                  -----------     -----------
       Net Cash Provided By (Used In) Financing Activities                             52,442        (386,172)
                                                                                  -----------     -----------

DECREASE IN CASH                                                                     (264,614)        (12,088)

CASH - BEGINNING OF PERIOD                                                            561,364          31,509
                                                                                  -----------     -----------

CASH - END OF PERIOD                                                              $   296,750     $    19,421
--------------------                                                              ===========     ===========

      See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
           ----------------------------------------------------------
                                 APRIL 30, 2003
                                 --------------
                                   (UNAUDITED)

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

       These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as of October 31, 2002 included in the Company's annual report Form 10-KSB.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
------ --------------------------------

       In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
           ----------------------------------------------------------
                                 APRIL 30, 2003
                                 --------------
                                   (UNAUDITED)

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

       Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3 INTANGIBLE ASSETS
------ -----------------

       On April 1, 2003, the Company purchased certain assets of Zeosoft Corp., including patents, copyrights, and patents pending on software and security technology products, among other items. The Company has these assets under its control and was planning to develop marketing and the completion of the third generation software platform for its Mobile Badger product through its newly formed subsidiary Neometrix Acquisition 1, Inc. The Company has assumed $900,000 in debt and issued 8,720,000 shares of restricted common stock with a value of $6,104,000, which was the fair market value as represented by the quoted trading price on the date of acquisition. The total purchase for these assets was $7,004,000.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
           ----------------------------------------------------------
                                 APRIL 30, 2003
                                 --------------
                                   (UNAUDITED)

       The software, patents and trademarks have been valued at the fair market value as indicated by the price of the common stock paid for the acquisition (See Note 3). The value assigned individually to the respective assets are as follows: the software, patents and trademarks of $4,200,000, a workforce of $1,646,864, customer list of $900,000, cash of $250,000, and deposits of $7,136. All valuations have been calculated in compliance with FASB 142.

       The notes have maturities ranging from March 31, 2004 to September 30, 2004. They carry an annual interest rate at 12% per annum and are convertible, at the option of the holder, at 72.5% of the last trade price on the date of conversion.

       The subsequent departure of three board members who were involved in the acquisition of the Zeosoft assets and whose visions were in building rollups of technology has caused the Company to reassess its strategy relative to its role in continuing rollups of technology. Management of the Company believes that they will be able to complete this reassessment and take further action during the third quarter of fiscal 2003.

       The Company reviews its intangible assets on a recurring basis for impairment. Currently, all intangible assets have an indefinite useful life and have not been impaired.

NOTE 4 EQUITY
------ ------

       In March 2003, the Board of Directors of the Company voted to effectuate a 7:1 reverse stock split of the Company's issued and outstanding shares of common stock for those shareholders of record as of March 31, 2003. The reverse stock split became effective on April 15, 2003. All shares and per share amounts have been restated to reflect these transactions.

       In April 2002, the Company issued 92,858 shares of common stock for consulting services having a fair value of $32,500. This stock was issued for services to be performed over a one-year period starting April 2002. The Company had expensed $18,958 of these fees through October 2002 and has expensed the balance of $13,542 during the six month period ended April 30, 2003.

       During the three months ended April 30, 2003, the Company issued 685,719 shares of restricted common stock for services valued at $697,500. The shares were valued at the fair market value as represented by the quoted trading price on the grant dates.

       In April 2003, the Company acquired certain assets and assumed certain liabilities from a private company. In connection with the purchase, the Company issued 8,720,000 shares of restricted common stock valued at $6,104,000. The shares were valued at the fair market value as represented by the quoted trading price on the date of acquisition.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
           ----------------------------------------------------------
                                 APRIL 30, 2003
                                 --------------
                                   (UNAUDITED)

NOTE 5 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
------ ----------------------------------------------------------------------

       In April 2003, the Company purchased $7,004,000 of assets, including $6,754,000 of intangible assets and $250,000 in cash, by issuing 8,720,000 shares of restricted common stock valued at $6,104,000 and assuming debt of $900,000.

NOTE 6 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements and at April 30, 2003, the Company has a working capital deficiency of $2,122,098, a negative cash flow from operations of $398,051 and an accumulated deficit from operations of $31,345,977. The ability of the company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its new business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company plans to expand its current operations as a systems integrator and to continue to reduce its operating overhead. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       In April 2003, the Company entered into a contract to purchase Crazy Eddie, Inc., internet sales organization primarily selling home entertainment and electronics components located in Rahway, NJ. The agreement has been signed and is contingent on Crazy Eddie, Inc. making a payment to a creditor, which is expected to be completed before the end of June 2003.

NOTE 8 SUBSEQUENT EVENTS
------ -----------------

       In May 2003, the Company entered into a settlement agreement to extinguish debt owed to a vendor of approximately $2,200,000 for $500,000 in cash, evidenced by a Note which is payable over eight months. A lien and security interests on all AMS Systems, Inc. property (a wholly owned subsidiary of Neometrix Technology Group) will secure the Note. After the $500,000 note is paid in full, the vendor will forgive the balance of the debt, and the Company will recognize a gain from settlement of debt for approximately $1,700,000.

       In May 2003, the Company signed a best efforts agreement with Mercatus & Partners to provide funding with preferred stock as the collateral. It is expected that funding will be received in various tranches with the first tranche to be received in June 2003.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

Management continued to focus on the operations of AMS Systems during the first six months of fiscal 2003. The Company's future prospects are expected to be the growth of AMS Systems through expanded marketing efforts, joint ventures or acquisitions in its product market. The Company expects to expand into internet sales via acquisition of operations with significant revenue and immediate profit potential and their rapid expansion through an intense marketing campaign. These moves also give the operations the opportunity to expand into each others markets specifically providing the opportunity for the sales of additional electronic components in the business market and possible branding of computers and peripherals in the consumer market.

Results of Operations

Revenues for the Three and Six Months Ended April 30, 2003 as compared to the three and six months ended April 30, 2002.

Revenues for the three and six month period ended April 30, 2003 were $1,633,054 and $3,002,060 while total cost of goods sold and operating expenses were $2,694,527 and $4,336,875, respectively. This compares with revenues of $2,206,546 and $4,508,157 and total cost of goods sold and operating expenses of $2,295,960 and $4,740,384 for the three and six months ended April 30, 2002, respectively.

     See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


Selling, general and administrative expenses increased to $604,701 for the three months ended April 30, 2003 from $483,814 for the three months ended April 30, 2002. Selling, general and administrative expenses decreased to $1,012,015 for the six months ended April 30, 2003 from $1,060,651 for the six months ended April 30, 2002.

Net losses from operations were $1,061,473 and $1,334,815 for the three and six-month period ended April 30, 2003 as compared to a loss from operations of $89,414 and $232,227 for the corresponding periods ended April 30, 2002.

For the three and six months ended April 30, 2003 we recorded a net loss of $1,070,195 and $1,347,029. This compares with net losses of $91,071 and $248,667 during the corresponding prior periods. Net loss per share was $.85 and $.79 as compared to a net loss of $.05 and $.15 in each of the prior corresponding periods. The Company had a decrease in gross profits of $469,711 on a reduction in sales of $1,506,097 for the six months ended April 30, 2003 compared to the six months ended April 30, 2002 because of supplier difficulty. The Company also paid certain management and consultants causing an increase in stock for services of $708,334 in the six-month period ended April 30, 2003 and had additional expenses of $196,188 for the operations of the software component.

Liquidity and Capital Resources

As of April 30, 2003, we had cash of $296,750, net accounts receivable of $1,266,362 and total assets of $9,162,125. We have property, plant and equipment (net of depreciation) of $43,521. We also recorded $11,020 in net investment assets. Investment assets consist of securities received from clients when we were engaged in financial relations. As of October 31, 2002 we had cash of $561,364 and net accounts receivable of $1,396,803, and total current assets of $2,466,156. Property, plant and equipment was $37,865 and net investment securities totaled $13,364. Total assets were $2,659,938. The significant increase in our assets is directly attributable to asset acquisitions and notes receivable.

Despite the increase in the total value of our assets, our accounts payable decreased from $2,002,157 to $1,882,810 due in part to a change in our financing arrangements. Total current liabilities were $4,365,503 as of April 30, 2003 as compared to $2,672,662 as of October 31, 2002 due mainly to the reclassification of a vendor note to current and the receipt of $200,000 in new short term financing.

As of April 30, 2003, we have a working capital deficit of $2,122,098, negative cash flow from operating activities of $398,051, and an accumulated deficit from operations of $31,345,977, and. While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to issue additional debt or equity securities. There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.


     See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)

ITEM 3.  CONTROLS AND PROCEDURES

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

     See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


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

Neometrix Technology Group, Inc.

/s/Richard McClearn
-------------------------------
BY: Richard McClearn, President
Dated: This 18th day of June 2003

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)

                                 CERTIFICATIONS

       I, Richard McClearn, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Neometrix Technology Group, Inc.;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ RICHARD MCCLEARN
       --------------------
       Richard McClearn

      See accompanying notes to condensed consolidated financial statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


       I, Norman J. Birmingham, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Neometrix Technology Group, Inc.;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ NORMAN J. BIRMINGHAM
       ------------------------
       Norman J. Birmingham

      See accompanying notes to condensed consolidated financial statements