Form 10QSB
period 2003-07-31
NEOMETRIX TECHNOLOGY GROUP INC
filed 2003-09-23
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                        NEOMETRIX TECHNOLOGY GROUP, INC.
           ----------------------------------------------------------
                (Name of Registrant as specified in its charter)


                             INSIDERSTREET.COM, INC.
                  ---------------------------------------------
                           (Former Name of Registrant)

       DELAWARE                             0-23995                      57-1157824
  ------------------                       ----------                  ---------------
(State or other jurisdiction of          (Commission File              (IRS Employer
incorporation or organization)            No.)                         Identification No.)


           8910 Route 108, Suite C, Columbia, MD 21045 (301) 384-2400
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)


            4014 Blackburn Lane Burtonsville, MD 20866 (301)384-2400
--------------------------------------------------------------------------------
      (Former address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                              Outstanding at September 12, 2003
------------------------------                 ---------------------------------
Common stock $.001 Par Value                            11,232,076

Item 1: Financial Statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


                                    CONTENTS


PAGE        1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2003
                  (UNAUDITED)

PAGE        2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS
                  ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

PAGE        3     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

PAGES     4 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED) AS OF JULY 31, 2003

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JULY 31, 2003
                               -------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                       $    175,470
 Accounts receivable, net                                                      1,188,725
 Inventory                                                                       102,520
 Note receivable, current portion                                                802,350
 Other current assets                                                             66,804
                                                                            ------------
      Total Current Assets                                                     2,335,869
                                                                            ------------

PROPERTY & EQUIPMENT - NET                                                        40,869
                                                                            ------------

OTHER ASSETS
 Note receivable, non-current portion                                             62,235
 Intangible assets held for sale                                               2,753,000
 Investments                                                                      25,950
                                                                            ------------
      Total Other Assets                                                       2,841,185
                                                                            ------------

TOTAL ASSETS                                                                $  5,217,923
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable, current portion, net of discount                            $  2,410,424
 Accounts payable and accrued expenses                                         2,061,426
 Deferred revenue                                                                461,916
 Interest payable                                                                 54,671
 Other current liabilities                                                        38,650
                                                                            ------------
     Total Current Liabilities                                                 5,027,087

LONG TERM LIABILITIES
 Accrued rent                                                                     23,279
                                                                            ------------
     Total Liabilities                                                         5,050,366
                                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $0.001 par value, 50,000,000 shares authorized, 11,232,076
    shares issued and outstanding                                                 11,232
 Additional paid-in capital                                                   38,703,500
 Accumulated comprehensive gain (loss)                                            14,300
 Accumulated deficit                                                         (36,151,174)
 Less: stock issued for future services                                       (2,410,301)
                                                                            ------------
     Total Stockholders' Equity                                                  167,557
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  5,217,923
                                                                            ============


     See accompanying notes to condensed consolidated financial statements.

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


                                                     For the Three      For the Three      For the Nine       For the Nine
                                                     Months Ended       Months Ended       Months Ended       Months Ended
                                                     July 31, 2003      July 31, 2002      July 31, 2003      July 31, 2002
                                                     ------------       ------------       ------------       ------------
NET SALES                                            $  1,438,950       $  2,954,106       $  4,441,010       $  7,462,263

COST OF GOODS SOLD                                      1,173,176          2,489,809          3,785,280          6,138,299
                                                     ------------       ------------       ------------       ------------

GROSS PROFIT                                              265,774            464,297            655,730          1,323,964
                                                     ------------       ------------       ------------       ------------

COSTS AND OPERATING EXPENSES
 Stock based consulting services                               --              8,132            435,001             36,091
 Impairment of intangible asset held for sale           4,001,000                 --          4,001,000                 --
 Selling, general and administrative                      968,359            448,406          2,202,157          1,483,806
 Professional fees                                         32,071                 --             88,043             28,535
                                                     ------------       ------------       ------------       ------------
     Total Operating Expenses                           5,005,430            456,538          6,726,201          1,548,432
                                                     ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (4,735,656)             7,759         (6,070,471)          (224,468)

OTHER INCOME (EXPENSE)
 Interest expense                                         (82,284)            (9,943)          (103,273)           (46,633)
 Miscellaneous income                                       2,250                 --             11,250                 --
 Interest income                                            3,002                 --             10,276                 --
 Gain on extinguishment of debt                                --                 --                 --             20,250
                                                     ------------       ------------       ------------       ------------
     Total Other Expense                                  (77,032)            (9,943)           (81,755)           (26,383)
                                                     ------------       ------------       ------------       ------------

NET LOSS                                               (4,812,688)            (2,184)        (6,152,226)        (250, 851)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on available-for-sale
  securities                                               14,930             (7,406)            14,300            (21,891)
                                                     ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                                   $ (4,797,758)      $     (9,590)      $ (6,137,926)      $   (272,742)
                                                     ============       ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED               $       (.43)      $         --       $      (1.30)      $       (.16)
                                                     ============       ============       ============       ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                     11,232,076          1,804,442          4,733,480          1,746,237
                                                     ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                       For the Nine     For the Nine
                                                                       Months Ended     Months Ended
                                                                       July 31, 2003    July 31, 2002
                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                               $(6,137,926)    $  (250,851)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Gain on extinguishment of debt                                               --         (20,250)
    Depreciation and amortization                                            17,750          14,238
    Stock issued for consulting and other services                          711,042          36,091
    Bad debt                                                                 26,822          34,500
    Impairment of intangible assets held for sale                         4,001,000              --
    Interest on warrants                                                     41,674              --
    Unrealized (gain) loss on investments                                     1,714          28,535
 Changes in assets and liabilities:
    Accounts receivable                                                     181,256      (2,085,440)
    Inventory                                                                77,659        (186,663)
    Other receivable                                                         14,360           9,197
    Other current assets                                                    124,320         (79,505)
    Accounts payable and accrued expenses                                   111,499       1,588,391
    Deferred revenue                                                        453,671       1,395,931
    Other current liabilities                                               (28,729)             --
    Accrued rent                                                                966              --
    Interest payable                                                         46,345           1,056
                                                                        -----------     -----------
       Net Cash (Used In) Provided By Operating Activities                 (370,868)        485,230
                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from asset acquisitions                                           250,000
 Payment for note receivable                                               (599,715)
 Purchase of property and equipment                                         (20,754)        (21,898)
                                                                        -----------     -----------
       Net Cash Provided By (Used In) Investing Activities                 (370,469)        (21,898)
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                                  (4,868)       (387,672)
 Proceeds from notes payable                                                450,000              --
 Payments on notes payable                                                  (89,689)         (8,500)
                                                                        -----------     -----------
       Net Cash Provided By (Used In) Financing Activities                  355,443        (396,172)
                                                                        -----------     -----------

(DECREASE) INCREASE IN CASH                                                (385,894)         67,160

CASH - BEGINNING OF PERIOD                                                  561,364          31,509
                                                                        -----------     -----------

CASH - END OF PERIOD                                                    $   175,470     $    98,669
                                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------ ---------------------------------------------------------

       The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of October 31, 2002 included in the Company's annual report Form 10-KSB.

       (A) Use of Estimates

       The Company prepares its financial statements in conformity with accounting principles generally accepted in the Unites States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reports amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

       (B) Fair Value of Financial Instruments

       The carrying amounts of the Company's financial instruments, including accounts receivable and payable, notes receivable and payable and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

       (C) Per Share Data

       Net income (loss) per common share for the three and nine months ended July 31, 2003 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share".

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)



NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
------ --------------------------------

       In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)


       Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3 NOTES RECEIVABLE
------ ----------------

       Notes receivable increased $425,000 during nine months ended July 31, 2003. These notes are all receivable from Crazy Eddie, Inc. and were issued in anticipation of the final closure of the stock purchase agreement previously disclosed.

NOTE 4 INTANGIBLE ASSETS
------ -----------------

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

       The software, patents and trademarks have been valued at the fair market value as indicated by the price of the common stock paid for the acquisition (See Note 6). The value assigned individually to the respective assets are as follows: the software, patents and trademarks of $4,200,000, a workforce of $1,646,864, customer list of $900,000, cash of $250,000, and deposits of $7,136. All valuations have been calculated in compliance with FASB 142.

       The subsequent departure of three board members who were involved in the acquisition of the Zeosoft assets and whose visions were in building rollups of technology has caused the Company to reassess its strategy relative to its role in this technology business. The assets purchased in April were sold August 29, 2003(see Note 11: Subsequent Events).

       The Company reviews its intangible assets on a recurring basis for impairment. The intangible assets were impaired this quarter to reduce the book value to the assumed fair market value as perceived through the negotiations for the sale of the intangible assets.No amortization was taken for this reason.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)


NOTE 5 NOTES PAYABLE
------ -------------

       In April 2003, the Company became liable for a note payable of $900,000 in connection with the assets purchased from Zeosoft, Inc. This note is due in March 2004 and bears 12% interest payable annually. In addition to this note, another $203,000 was borrowed to sustain its operations through the period ended July 31, 2003, these notes have the same provisions as above.

       In May 2003, the Company entered into a settlement agreement to extinguish debt owed to a vendor of approximately $2,200,000, of which $1,150,000 was included in the accounts payable and $1,050,000 was included in notes payable, current portion, for $500,000 in cash, evidenced by a Note which is payable over eight months. A lien and security interests on all AMS Systems, Inc. property (a wholly owned Subsidiary of Neometrix Technology Group) secures the Note. After the $500,000 note is paid in full, the vendor will forgive the balance of the debt, and the Company will recognize a gain from the settlement of the debt of approximately $1,700,000. For the three months ended July 31, 2003 the Company has made payments of $150,000 on the settlement agreement.

       In the quarter ended July 31, 2003, the Company also received $450,000 in connection with a debenture offering. The debenture is due one year from the date of issuance and bears interest at 12% annually, payable quarterly. The debenture also contained 200,000 warrants per $100,000 received with an exercise price of the fair market value on the date of issue and exercisable for five years from the date of issue (see Note 8).

NOTE 6 EQUITY
------ ------

       In March 2003, the Board of Directors of the Company voted to effectuate a 7:1 reverse stock split of the Company's issued and outstanding shares of common stock for those shareholders of record as of March 31, 2003. The reverse stock split became effective on April 15, 2003. All shares and per share amounts have been restated to reflect these transactions.

       In April 2002, the Company issued 92,858 shares of common stock for consulting services having a fair value of $32,500. This stock was issued for services to be performed over a one-year period starting April 2002. The Company had expensed $18,958 of these fees through October 2002 and has expensed the balance of $13,542 during the nine month period ended July 31, 2003.

       In April 2003, the Company issued 685,719 shares of restricted common stock for services valued at $697,500. The shares were valued at the fair market value as represented by the quoted trading price on the grant dates.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)


       In April 2003, the Company acquired certain assets and assumed certain liabilities from a private company. In connection with the purchase, the Company issued 8,720,000 shares of restricted common stock valued at $6,104,000. The shares were valued at the fair market value as represented by the quoted trading price on the date of acquisition.

NOTE 7  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
------  ----------------------------------------------------------------------

       In April 2003, the Company purchased $7,004,000 of assets, including $6,754,000 of intangible assets and $250,000 in cash, by issuing 8,720,000 shares of restricted common stock valued at $6,104,000 and assuming debt of $900,000.

NOTE 8  OPTIONS AND WARRANTS
------  --------------------

       During the period ended July 31, 2003 the Company issued 900,000 warrants at exercise prices ranging from $0.36 to $1.41. All warrants are exercisable for five years and were issued in conjunctions with notes payable. The discount to notes payable for the period was ($142,685) with additional interest expense of $41,674 and adjustments to additional paid in capital of $184,359. These warrants were valued using the Black-Scholes method in conformity with SFAS 123.

NOTE 9  GOING CONCERN
------  -------------

       As reflected in the accompanying consolidated financial statements as of July 31, 2003, the Company has a working capital deficiency of $2,691,218, a negative cash flow from operations of $370,868 and an accumulated deficit from operations of $36,151,174. The ability of the company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company plans to expand its current operations as a systems integrator and to continue to reduce its operating overhead. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

NOTE 10 COMMITMENTS AND CONTINGENCIES
------- -----------------------------
       In April 2003, the Company entered into a contract to purchase Crazy Eddie, Inc., internet sales organization primarily selling home entertainment and electronics components located in Rahway, NJ. The agreement has been signed and is contingent on Crazy Eddie, Inc. making a payment to a creditor, which is expected to be completed before the end of September 2003.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2003
    ------------------------------------------------------------------------
                                   (UNAUDITED)


       The terms require the company to issue 1,000,000 warrants with a strike price of $1.00 with expiration at five years for all of the outstanding stock of the corporation.

NOTE 11  SUBSEQUENT EVENTS
-------  -----------------

       In August 2003, the Company sold all the assets acquired in April 2003 related to all the developed software purchased. The asset sale stipulated that approximately $1,100,000 of Company debt was paid by the issuance of common shares and the return of 1,500,000 common shares. The assets were sold to Sylvester Technology Group, Inc. n/k/a Zeosoft Technology Group, Inc. which is controlled by an affiliate and director of the Company.

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

Results of Operations

Revenues for the three and nine Months Ended July 31, 2003 as compared to the three and nine months ended July 31, 2002.

Revenues for the three and nine month period ended July 31, 2003 were $1,438,950 and $4,441,010 while total cost of goods sold and operating expenses were $6,178,606 and $10,511,481, respectively. This compares with revenues of $2,954,106 and $7,462,263 and total cost of goods sold and operating expenses of $2,946,347 and $7,686,731 for the three and nine months ended July 31, 2002, respectively. The sales were restricted by the lack of cash to complete orders and the lack of credit facilities that were available in the previous fiscal year. The decrease in sales was also attributable to the reduced funding of state, county and municipal contracts due to budget constraints. the expenses were increased by the impairment intangible assets held for sale of $4,001,000 for the three and nine month period ended July 31, 2003.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


Selling, general and administrative expenses increased to $937,350 for the three months ended July 31, 2003 from $448,406 for the three months ended July 31, 2002. Selling, general and administrative expenses increased to $2,206,933 for the nine months ended July 31, 2003 from $1,483,806 for the six months ended July 31, 2002.

Net losses from operations were $4,812,688 and $6,152,226 for the three and nine-month period ended July 31, 2003 as compared to a loss from operations of $2,184 and $250,851 for the corresponding periods ended July 31, 2002.

For the three and nine months ended July 31, 2003 we recorded a net loss of $4,797,758 and $6,137,926. This compares with net losses of $9,590 and $272,742 during the corresponding prior periods. Net loss per share was $.43 and $1.30 as compared to a net loss of $.00 and $.16 in each of the prior corresponding periods. The Company had a decrease in gross profits to $655,730 on a reduction in sales of $3,021,253 for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002 because of supplier difficulty. The Company also paid certain management and consultants causing an increase in stock for services of $398,910 in the nine-month period ended July 31, 2003.

Liquidity and Capital Resources

As of July 31, 2003, we had cash of $175,470, net accounts receivable of $1,188,725 and total assets of $5,217,923. We have property, plant and equipment (net of depreciation) of $40,869. We also recorded $22,616 in net investment assets. Investment assets consist of securities received from clients when we were engaged in financial relations. As of October 31, 2002 we had cash of $561,364 and net accounts receivable of $1,396,803, and total current assets of $2,466,156. Property, plant and equipment was $37,865 and net investment securities totaled $13,364. Total assets were $2,659,938. The significant increase in our assets is directly attributable to asset acquisitions and notes receivable.

Our accounts payable increased from $2,002,157 to $2,410,424 due in part to a change in our financing arrangements. Total current liabilities were $5,027,087 as of July 31, 2003 as compared to $2,672,662 as of October 31, 2002 due mainly to the reclassification of a vendor note to current and the receipt of $1,350,000 in new short term financing.

As of July 31, 2003, we have a working capital deficit of $ $1,078,286, negative cash flow from operating activities of $370,868, and an accumulated deficit from operations of $36,151,174. While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to issue additional debt or equity securities. The Company does not have an adequate source of financing that would sustain through the coming twelve months. The consolidated financial statements as presented have been presented without any adjustment as to the going concern issue (see Note
9). There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                       (FORMERLY INSIDERSTREET.COM, INC.)


In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management , including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 31, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-k

         (a) Exhibits.

             Exhibit 31.1   Section 302 Certification - Richard McClearn
             Exhibit 31.2   Section 302 Certification - Norman J. Birmingham
             Exhibit 32.1   Section 906 Certification - Richard McClearn
             Exhibit 32.2   Section 906 Certification - Norman J. Birmingham

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neometrix Technology Group, Inc.

/s/ Richard McClearn
--------------------------------
BY: Richard McClearn, President
Dated: This 15th day of September 2003