Form 10KSB
period 2003-10-31
NEOMETRIX TECHNOLOGY GROUP INC
filed 2004-02-13
CIK 1059137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 2003

                           Commission File No. 0-23995

                        Neometrix Technology Group, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

                        NEOMETRIX TECHNOLOGY GROUP, INC.
                        --------------------------------
                           (former Name of Registrant)

            DELAWARE                                           87-0576421
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

                8910 Hwy 108, Suite C, Columbia, Maryland 21045
               -------------------------------------------------
                    (Address of principal executive offices)

                4014 Blackburn Lane Burtonsville, Maryland 20866
              ----------------------------------------------------
          (Former Name or Former Address, if changed from last Report)

                                 (443) 545-3501
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
         None                                        None

        Securities registered under to Section 12(g) of the Exchange Act:

                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 2, 2004 is $595,896.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS.

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. YES  [X]    NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 2, 2004, there were 9,425,868 shares of the Company's $0.001 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

Form 10-KSB for the year ended October 31, 2001
Form 10-KSB for the year ended October 31, 2002
Form 8-K filed on January 22, 2002
Form 10-QSB for the quarter ended January 31, 2003
Form 10-QSB for the quarter ended April 30, 2003
Form 10-QSB for the quarter ended July 31, 2003

Transitional Small Business Disclosure Format (check one) Yes [ ]   NO [X]

           CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward- looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

Part 1

ITEM 1   DESCRIPTION OF THE BUSINESS

Business
---------

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

Effective as of December 21, 1999 we changed our name to Insiderstree.com Inc., which at the time was our sole operating entity. Insiderstreet.com was an Internet based provider of investor relations marketing services for micro and small-capitalization public companies. InsiderStreet's goal was to generate revenues from its fee-based services and shares of common stock that it received as part of its compensation packages with entities for which it provided services.

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

On June 5, 2000 we acquired 100% of the issued and outstanding common stock of Eviewthis.com Inc. in a transaction valued at $3.75 million as determined by the then market value of our common stock. We issued to the shareholders of EviewThis, Michael Muzio and Mark Laisure a total of 3,750,000 shares of our restricted common stock. EviewThis was a start-up e-commerce and content site that focuses on the entertainment industry. EviewThis.com provided rich, dynamic streaming entertainment content and entertainment products to consumers through the Internet. Its website provided movie trailers, videos and music reviews were provided on its website. However, being able to provide streaming video on the web has become increasingly commonplace and technologically more competitive. We did not have the information technology people on staff to keep pace with technological advances nor did we have sufficient revenues to purchase the technology from third parties. As a result, we discontinued operations in 2001 and we are no longer operating EviewThis.com.

In July 2000 we acquired all of the issued and outstanding shares of common stock of EbizStreet.com. EbizStreet was a holding company for AMS Systems, Inc. and HardwareStreet.com. We made the acquisition to focus our objective to pursuing HardwareStreet's Internet based business which would be supported by a traditional sales force. AMS is a reseller of information technology products and a reseller of hardware plus systems support and service to large corporations and municipalities. Soon after acquiring AMS, its president, Richard McClearn assumed operational responsibilities for our company. We were not successful in implementing our Internet based operations through HardwareStreet. In January 2001, changing market conditions, significant debt and the inability to integrate our operations required HardwareStreet.com to file for Chapter 7 bankruptcy protection and its assets were liquidated.

In April 2003, we merged with our wholly owned Delaware subsidiary Neometrix Technology Group, Inc. and caused it to be the surviving entity. Through this merger the board of directors charted a new course as a holding company and pursued an acquisition policy purchasing certain assets from a software developer, Zeosoft, Inc. After operating for several months it was determined that the required funding could not be procured and the assets were sold in September 2003.

We intend to continue to identify and acquire operations that are synergistic with our operating subsidiary AMS Systems, Inc. or other companies or technology that would broaden our product offering and earnings potential in their own divisions.

Note: All discussions of shares have been restated to reflect the 1 for 7 share common stock reverse split.

AMS SYSTEMS, INC.

We currently have one operating subsidiary, AMS Systems, Inc. We believe that this operation has a substantial probability of earnings after years of positioning it in the market place for explosive growth.

Founded in January 1991, AMS Systems Inc. provides direct solutions based sales of hardware, software and integration, from basic workstations to complex networks, upgrade to existing computer systems and expanding maintenance services operations.

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

AMS Systems' clients include companies such as Thompson Financial, Aspen Systems, Litronics and Optimum Fiber, Federal agencies including ATF, NOAA, and Goddard Space Center, state and local governments such as the City of Baltimore, the State of Maryland, Prince Georges County, Maryland and the District of Columbia, and educational institutions such as University of Maryland, John Hopkins and the Baltimore Public School district as well as the City of Baltimore.

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

AMS PRODUCTS

AMS offers popular brand name microcomputer products from Dell, Canon, Cisco, Computer Associates, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Toshiba and 3Com, among many others. Management believes that one of the keys to the success of AMS is its high volume, cost-efficient operation, supported by state-of-the-art information technology systems, which enables AMS to offer these products at competitive prices combined with a high level of service.

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

During 2003, we purchased approximately 87% of our merchandise from distributors and aggregators and the balance direct from manufacturers. Products purchased through distributors and aggregators are a combination of products, which are only sold by the manufacturers through distribution channels, and products that are acquired as part of the Company's just-in-time purchasing model. We are generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorizations with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program.

AMS SUPPLIERS

AMS has existing relationships with over 30 of the top manufacturers in the computer hardware and software industry. Creating these long-term relationships directly with manufacturers allows us to source hard to locate products and create special bundled hardware and software packages. Since we deal with such a large number of suppliers, the loss of a single supplier will not have a materially adverse affect on our operations even though during our last fiscal year we purchased more than 66% of our product from Dell Computers and 14% from Tech Data.

   To mitigate the risk of the loss of supply we expect to have a broader mix of products to offer and to accept products from other resellers. The interruption of service from Dell during 2003 has hindered our sales efforts on contracts already in place and could cause a further reduction. However in November 2003 a secured credit line was instituted with Dell and other financing was completed in December to facilitate our future orders on these contracts. Customer relations have been re-established and have resulted in a substantial upsurge of orders as customers are receiving product in a timely manner.

MARKETING

Management believes in the power and long-term profitability of direct, face-to-face consultative solution based selling. This type of sales approach is the key to success in the selling of high tech computer related products and services. The nature of the products and services sold combined with the average order size demands that long term relationship building and a professional, well informed representative will succeed in closing the sale more often than when we simply try to sell the hardware and software the end user requests. By assessing and documenting our customers current systems and working with them to identify the areas where they want to expand or upgrade, we can deliver a long term solution that will be scalable to their future needs and drive solution based sales that will maintain greater customer satisfaction and retention. This sales approach allows us to deliver goods and services on a recurring basis such as consumables, integration, repair, upgrades and cabling that would not otherwise be available to a standard reseller.

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

Currently, approximately 100% of our accounts are located in the Washington, D.C./ Baltimore, Maryland metropolitan area.

CUSTOMERS

AMS has approximately 80 current customers and a customer data base totaling approximately 620 businesses and governmental institutions. During the past year, approximately 83% of our revenues came from 3 different customers including the State of Maryland, the City of Baltimore Maryland and its schools and Aspen Systems, Inc. The existence of 43% of revenues from a single customer poses a credit risk and the loss of that customer may have an impact on the Company's future operations. To reduce this risk, we are focusing our marketing efforts on broadening our customer base through increased sales to new customers such as additional county and municipal governments, ventures with other resellers to access federal government contracts and the expansion of our service department. The company will also begin marketing other products and services not historically part of our business in the second quarter of 2004.

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

State of Maryland                     University of Maryland
City of Baltimore                     District of Columbia Government
Prince Georges County, MD             Baltimore City Schools
Howard County, MD                     Upper Chesapeake Health Systems

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

ITEM 2.  PROPERTIES

We maintain our principal place of business at 8910 Hwy 108, Suite C, Columbia, Maryland. We lease approximately 8,034 square feet of space at a monthly base cost of $7,205 on a triple net basis. Our current lease was for 63 months beginning in March 2002. The lease includes three free months and a rent expense escalation on each anniversary for which we have recorded an accrual of approximately $21,000.

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all material litigation that has been filed against us to date that has not yet been settled.

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

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

a) Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System, Over the Counter Bulletin Board ("OTCBB") under the symbol "NMTX." Prior to April 15, 2003 we traded as "NSDR" on the same system. As of February 2, 2004 there were 9,425,868 common shares outstanding.

The following table sets forth, for the period indicated, the bid price range of our common stock.
                                                   Hi Bid             Low Bid
                                                   ------             -------
2002*

Quarter Ended March 31, 2002                       $ 1.19             $ 0.21
Quarter Ended June 30, 2002                        $ 0.56             $ 0.21
Quarter Ended September 30, 2002                   $ 1.54             $ 0.14
Quarter Ended December 31, 2002                    $ 1.19             $ 0.49

2003

Quarter Ended March 31, 2003*                      $ 0.77             $ 0.21
Quarter Ended June 30, 2003                        $ 1.50             $ 0.30
Quarter Ended September 30, 2003                   $ 0.40             $ 0.20
Quarter Ended December 31, 2003                    $ 0.45             $ 0.15

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include : NITE SECURITIES and CHARLES SCHWAB AND COMPANY.

(b) Holders

As of January 25, 2004 there were approximately 726 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

Following is a list of the securities that we have issued during the last three years:

Name
Consideration                Date Acquired        Number of Shares
-------------                -------------        ----------------
Wallstreet Press LLC                2/01              28,572*
Consulting
Mac Lath LTDA                       2/01              28,572*
Consulting
Mark Samson                         3/01              78,572*
Settlement
Steve Moulton                       3/01               7,143*
Settlement
Alan Narvadez                       4/01              14,286*
Services
Richard McClearn                    5/01             357,143*
Services(2)
CNET                               12/01              25,715*
Debt Settlement
Estate of Gannon                   12/01               4,917*
Acquisition(1)
Fish Trust                          1/02                  32*
Additional shares issued
To former Hardware Street
Shareholders
Acquisition (1)
Various                             4/02              92,858*
Services
John Giannone                       7/02                  32*
Additional shares issued
To former Hardware Street
Shareholders
Acquisition (1)
Madison 200 Inc                     9/02              21,423*
Debt Settlement
Mark Boriosi                        2/03              35,715
Consulting
Mark Laisure                        4/03             142,858
Director fee
George Fillipedes                   4/03             178,572
Director fee

Name
Consideration                Date Acquired        Number of Shares
-------------                -------------        ----------------
Michael Muzio                       4/03              28,572
Consulting
Norman Birmingham                   4/03              28,572
Bonus
Chrissie Mould                      4/03              35,715
Bonus
Tomer Tal                           4/03              35,715
Legal fee
Various for Zeosoft, Inc.
purchase net of sale                4/03           7,470,935

* Reflects the post-split number of shares after the Company's 1 for 7 reverse common stock split effective April 15, 2003.

1. Represents the shares of common stock issued to the HardwareStreet shareholders as part of our acquisition of Ebiz.

2. Represents the number of shares issued to Mr. McClearn for bonuses.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

During the coming year we will continue to focus on sales of value added hardware, software and services marketed directly to end users. We will continue to market these products primarily to business, government, and educational institutions located in the Metropolitan Baltimore, MD/Washington D.C. area, and other areas of Maryland and Northern Virginia.

We plan to expand our operations by acquisition of or joint ventures with other compatible operations with AMS Systems, Inc. Our current sole operating subsidiary will expand its product offerings to include such solutions as voice over IP and other telecommunications protocol.

Our current financing mechanisms should be adequate to support our anticipated growth for fiscal 2004. The only caveat to this is the unknown cash or financing requirements for any completed acquisition or joint venture.

The revenues set forth on the consolidated statement of operations represent the revenues from our sole operating subsidiary, AMS Systems that had a decline in sales because of the inadequacy of financing and disagreements with major suppliers. All such difficulties have been solved in November and December 2003. Service revenues declined due to the completion and non-renewal of the service contract with Baltimore City Public Schools.

We have no intention to acquire any additional plant or equipment or to hire any significant number of employees for current operations. We would expect to reduce the size of leased building space in the event that no expansion of our operations is realized.

Our net revenue for fiscal year October 31, 2003 was $5,338,265 consisting of $4,470,322 in hardware and software plus $785,574 in services. Our gross profit was $827,268 or approximately 15.5%. Our selling, general and administrative expenses totaled $5,081,643 and our net loss from operations was $4,266,765.

This compares to net revenue of $14,854,896 for the fiscal year ended October 31, 2002. Gross profit was $2,229,709 or approximately 15% with income from operations during the prior period of $51,042. Selling, general and administrative expenses totaled $2,158,633 for the period. The decrease in sales was directly related to the lack of sales due to inadequate financing and disagreements with major suppliers. Our gross profit decreased as the industry margins continued to contract. An increase in stock for services of $443,284 and a write-off of deferred expense related to common stock issued for future services in the amount of $2,423,843 caused the increase in selling, general and administrative expense. We had net income from operations and a net loss after we realized the $55,276 impairment from our marketable securities in fiscal 2002.

Our interest expense totaled $231,427 for the year compared to $41,462 in fiscal year 2002. The increase in borrowing of $450,000 caused the increase.

We recorded a loss of $10,550,541 for fiscal 2003 compared to a net loss of $25,478 for fiscal 2002. We recorded a net loss on the sale of assets $1,191,184 and a loss from discontinued operations of $4,888,475 in fiscal 2003 as compared to a gain of $20,250 on the settlement of debt in fiscal 2002. There were no disposals on discontinued operations or discontinued operations in fiscal 2002.

We expect revenues to increase dramatically during the coming year based on renewed contacts with our customers resulting in significantly expanded opportunities to quote and win new orders.

Liquidity and Capital Resources

As of October 31, 2003 we had cash of $56,274, net accounts receivable of $447,045 and total current assets of $874,172. We have property, plant and equipment (net of depreciation) of $46,230 and $29,515 net in investment securities, which consist of equity securities received from our former clients.

Our current liabilities total $2,978,816 which consist of accounts payable and accrued expenses in the amount of $1,735,170, interest payable in the amount of $27,414, deferred revenue in the amount of $83,531 and accrued payroll and taxes of $140,050 and current notes payable of $992,651. Included in the accounts and notes payable is approximately 1,360,000 to be forgiven upon the final Dell settlement payment.

Our final payment of the Dell settlement agreement was concluded in December 2003 and our relationship and gross profit margin has improved. We expect our sales in the first quarter of fiscal 2004 to be above $1,900,000 with a pipeline of quotes in excess of $5,000,000. The opportunity to convert these quotes to orders will depend largely on the financial condition of state and local governments to expend their declining budgets on new hardware or services.

AMS Systems, Inc. cash flow requirements are fluctuating from month to month as the contracts we are servicing change in demand and product mix. As with any growing company additional capital is needed for at least sixty to ninety days. Additionally, the parent will require approximately $350,000 to $500,000 for the coming fiscal year. These funds will require a capital raise to be completed. We will begin negotiating for these required funds during the second quarter of fiscal 2004.

AMS Systems, Inc. has restructured its debt and secured accounts receivable and purchase order financing that appears to be sufficient for its 2004 fiscal year budget. We expect to know the outcome of the financing negotiations before the end of March 2004.

We have been successful in converting accounts to short term notes for three major creditors that will require us to make payments of $25,000 per month to three creditors and alleviate an immediate payable deficiency in excess of $225,000.

Critical Accounting Policies

For revenue recognition policies, see NOTE 1(H)Revenue Recognition and Deferred Revenue. Our equipment does not consist of long lived assets that would require impairment. We remove any asset that is obsolete or is inoperable at the time either contingency becomes known. Our other significant accounting policies are defined beginning with NOTE 1(E)to the financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

List here all financial statements, which will be filed as part of this report.

         Independent Auditor's Report
         Consolidated Balance Sheet as of October 31, 2003
         Consolidated Statements of Operations and Comprehensive Loss For the Years Ended October 31, 2003 and 2002
         Consolidated Statement of Changes in Shareholders Deficiency For The Years Ended October 31, 2003 and 2002
         Notes To Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CENTRAL PERSONS:
         Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name of our current directors and executive officers during our last fiscal year.

Name                         Position Held                Age      Election Date
----                         -------------                ---      -------------
Norman J. Birmingham          President   (1)              49          10/03
                              Chief Financial Officer                   2/03
                              Director                                 10/03

G. Todd Hodges                Secretary/                   45          10/03
                              Director

Frank Musolino                Director                     53          07/03

Officers and directors will hold office until the next annual shareholders meeting.

NORMAN J. BIRMINGHAM, PRESIDENT, TREASURER, CHIEF FINANCIAL OFFICER and
DIRECTOR

Norman J. Birmingham, age 49, became Chief Financial Officer in January 2003 and President, Treasurer and a director in October 2003. Mr. Birmingham was a director of Blue Moon Group, Inc. (OTCBB: BMOO) f/k/a Open Door Online, Inc. from March 2000 through January 2003 also serving as chief financial officer at various times in this period. In March 2002, Mr. Birmingham became the President of American Commerce Solutions, Inc. (OTCBB: AACS) until his resignation in July 2002. He had served as chief financial officer and a director of AACS and its predecessor from January 2000 through March 2002 until his resignation. Mr. Birmingham also served as President of Patina Corporation from April 1999 until its sale to AACS. He also served as chief financial officer of other companies from 1996 through 1999. From 1986 to 1997 Mr. Birmingham served as President of Budget Services, Inc., an accounting, tax and financial planning/services company.

G. TODD HODGES, SECRETARY and DIRECTOR

Geoffrey Todd Hodges, age 45, became secretary and a director in October 2003. Mr. Hodges is a corporate and business attorney who works primarily in the areas of corporate finance, business transactions, and general corporate and partnership planning. He is the President and a director of 5580 Holdings, Inc., a holding company, accepting these positions in April 2003. He is the Vice President of Legal Affairs for First American Asset Management, Inc., a real estate management firm in Tampa, Florida. From 2001 through 2003, he served in a similar capacity with ICT Worldwide, Inc., a telecommunications company headquartered in Tampa. Prior to joining ICT in 2001, Mr. Hodges was employed by The First American Investment Banking Corporation, a securities broker-dealer, and was a shareholder and founder of the law firm of Agliano, Hodges & Whittemore, PA, in Tampa, FL. He served on the Board of Directors of Buzzeo, Inc. from July 2000 until April 2001. Mr. Hodges holds a BA degree (cum laude) from Washington and Lee University and a JD (with honors) and an LLM (taxation) degree from the University of Florida. He has authored numerous treaties relating to corporate and tax planning for business and is a member of The Florida Bar.

FRANK MUSOLINO, DIRECTOR

Frank Musolino, age 53, became a director in July 2003. Mr. Musolino is the CEO of Zeosoft Technology Group, Inc., a Tampa-based software development firm accepting this position in September 2003. He has been active in real estate development in the Tampa, Florida area and continues to be actively involved in that business and with numerous venture capital investments, including as one of the initial investors of Inktomi Corporation since the early 1990's. He served on the Board of Directors of Buzzeo, Inc. from November 2000 through April 2001. Mr. Musolino came to the United Sates from his native Italy and founded a successful ceramic tile importing business in New York and in Florida. He has been active in his community, having served as City Councilman of Temple Terrace, Florida from 1990 to 1998. He and his family continue to be involved in numerous community and charitable organizations.

The former President and Secretary both of which were directors resigned in October 2003.

ITEM 10. EXECUTIVE COMPENSATION

Significant Employees.

The Company has significant employees who are not executive officers, but who are expected to make a significant contribution to the Company's business including Robert Marchese and Carol Beere who are integral to the operations of our subsidiary.

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

Compliance with Section 16(a) of the Exchange Act

Messrs. Hodges and Musolino have yet to file a Form 3 Initial Statement of Significant Employees or Form 4 Acquisition or Sales of Securities.

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

SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)          (b)       (c)     (d)    (e)      (f)     (g)    (h)    (i)
                                                      Secur-
                                     Other            ities          All
Name and   Year or                   Annual    Rest-  Under-  LTIP   Other
Principal  Period    Salary   Bonus  Compen-   ricted lying   Pay-   Comp-
Position   Ended      ($)      ($)   sation    Stock  Options outs   ensat'n
---------------------------------------------------------------------------

Richard    10/31/01  $330,244   0   $225,000(1) 0       0      0     0
McClearn   10/31/02  $207,000   0     0         0       0      0     0
President  10/31/03  $163,368   0     0         0       0      0     0
Director

Norman J.
Birmingham 10/31/03  $ 81,730   0     0     $ 30,000(2) 0      0     0
President
Treasurer
CFO
Director

(1) Reflects the issuance of 357,143 shares issued to Mr. McClearn all of which were returned in November 2003 as at agreed at his resignation. (2) Reflects the issuance of 28,572 restricted common shares issued to Mr. Birmingham. Mr. Birmingham has deferred $63,936 of his salary described above. All shares stated are adjusted for the Company's 1 for 7 reverse common stock split effective April 15, 2003.

Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 2003 and 2002. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Mr. Birmingham has a three year employment contract signed February 6, 2003 with a starting salary of $120,000 per annum with four percent annual increases and 100,000 restricted common shares to be issued at the inception and on each anniversary thereafter. Other items include standard employee benefits and car allowances. The contract could have expenses upon termination without cause or for terminations outside of the employees control up to the remaining value of the contract and the repurchase of shares held by Mr. Birmingham. This contract was filed as an exhibit to the April 30, 2003 Form 10-QSB filed in June 2003. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

Other Compensation

None.

Termination of Employment and Change of Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                       Number                  Percentage
Name and Address             of Shares Beneficially Owned       of Class
----------------             ----------------------------      ----------
Frank Musolino                      2,089,757 (1)                 22.2%
G. Todd Hodges                      1,400,095 (2)                 14.9%
Arnold Fishman                      1,464,163                     15.5%
Ashley Musolino Trust                 994,476 (3)                 10.6%
Frank Musolino Jr. Trust              994,476 (3)                 10.6%

TOTAL                               6,942,967                     73.6%

(1) Includes 420,000 shares owned by FM Investments for which Mr. Musolino is a principal owner.

(2) Includes all the shares issued to 5580 Holdings, Inc. of which Mr. Hodges is the President.

(3) These shares are owned by the trusts of Frank Musolino for which he disavows any ownership or voting control.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                     Number                 Percentage
Name and Address                    of Shares       Beneficially Owned of Class
----------------                    ---------       -------------------------

Norman J. Birmingham                   28,572                  .3%
8910 Rte 108 Ste C
Columbia, MD 21045

G. Todd Hodges                      1,400,095 (2)            14.9%
5487 Jet Port Industrial Blvd
Tampa, FL 33634

Frank Musolino                      1,669,757 (1)            17.7%
5487 Jet Port Industrial Blvd
Tampa, FL 33634

All directors and executive
Officers as a group (4)             3,098,424                32.9%

(1) Includes 420,000 shares owned by FM Investments for which Mr. Musolino is a principal owner.

(2) Includes all the shares issued to 5580 Holdings, Inc. of which Mr. Hodges is the President.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

In December 2003 Frank Musolino Jr., son of a director, made a $250,000 loan to the company for a three week period with an annual interest rate of 18%. The loan was repaid in January 2004. In January 2004 Frank Musolino Jr. made a $513,100 loan at 18% interest for a three week period. At the date of this report the loan was not due. All loans were for the purchase of orders in amounts not normally required at one time and that exceeded our cash and credit lines. As of this filing the December loan and the loan of $261,600 had been paid. The remaining $251,500 was pending payment.

In December 2003, Norman Birmingham an officer of the company made a loan to the company of $40,000 at 7% interest for 90 days. At the time of filing this loan was not due.

In December 2003, Carol Beere an officer of AMS Systems, Inc. made a 30 day loan of $26,000 at 18%. This loan was extended another 30 days in January 2004 with $21,000 added. At the time of filing this loan was not due.

Certain Business Relationships.

See the heading "Transactions with Management and Others," above.

Indebtedness of Management.

See the heading "Transactions with Management and Others," above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Documents filed as part of this report

                  (1) Financial Statements.

                      Independent Auditors Report on the Consolidated Balance Sheet as of October 31, 2003

                      Consolidated Statements of Operations and Comprehensive Loss for the Years Ended October 31, 2003 and 2002.

                      Consolidated Statement of Changes in Stockholders' Deficiency for the Years Ended October 31, 2003 and 2002.

                      Consolidated Statement of Cash Flows for the Years Ended October 31, 2003 and 2002.

                      Notes to the Consolidated Financial Statements.

         All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 14. CONTROLS AND PROCEDURES

Controls and Procedures: Based upon the Evaluation of Disclosure controls and procedures as of October 31, 2003, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date. New accounting procedures and software will be implemented during the next fiscal year.

PART III

ITEM 1.  INDEX TO EXHIBITS

         31.1 Section 302 Certification of Norman Birmingham
         32.1 Section 906 Certification of Norman Birmingham

Reports on Form 8-K
-------------------

No report on Form 8-K was filed during the three month period ended October 31, 2003.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


NEOMETRIX TECHNOLOGY GROUP, INC.

BY: /S/   Norman J. Birmingham                        DATE: FEBRUARY 13, 2004
          ------------------
          NORMAN J. BIRMINGHAM, PRESIDENT and
          CHIEF FINANCIAL OFFICER


BY: /S/   G. Todd Hodges                              DATE: FEBRUARY 13, 2004
          ---------------------
          G. TODD HODGES DIRECTOR

BY: /S/   Frank Musolino                              DATE: FEBRUARY 13, 2004
          ---------------------
          FRANK MUSOLINO
          DIRECTOR

                        NEOMETRIX TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

                                    CONTENTS
                                    --------


PAGE   F-2           INDEPENDENT AUDITORS' REPORT

PAGE   F-3           CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2003

PAGE   F-4           CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                     LOSS FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

PAGE   F-5           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                     DEFICIENCY  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

PAGES  F-6 - F-7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                     ENDED OCTOBER 31, 2003 AND 2002

PAGES  F-8 - F-20    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                     OCTOBER 31, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Neometrix Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Neometrix Technology Group, Inc. and Subsidiaries as of October 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Neometrix Technology Group, Inc. and Subsidiaries as of October 31, 2003 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $10,550,541 and a negative cash flow from operations of $295,712 for the year ended October 31, 2003. The Company has a working capital deficiency of $2,104,644 and a stockholders' deficiency of $2,036,655 as of October 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 13, 2004

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER 31, 2003
                             ----------------------
                                     ASSETS

CURRENT ASSETS
 Cash                                                             $     56,274
 Accounts receivable, net                                              447,045
 Inventory                                                             107,750
 Note receivable-customer                                              151,683
 Note receivable, net of allowance                                      72,500
 Other current assets                                                   38,920
                                                                   -----------
     Total Current Assets                                              874,172

PROPERTY & EQUIPMENT - NET                                              46,230

OTHER ASSETS
Investments, net                                                        29,515
Other assets                                                            16,075
                                                                  ------------
TOTAL ASSETS                                                      $    965,992
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $  1,735,170
 Interest payable                                                       27,414
 Deferred revenue                                                       83,531
 Accrued payroll and taxes                                             140,050
 Notes payable, net of discount                                        992,651
                                                                   -----------
     Total Current Liabilities                                       2,978,816

 Deferred rent                                                          23,831
                                                                  ------------
     Total Liabilities                                               3,002,647
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares
  authorized, 9,783,011 shares issued and outstanding                    9,783
 Additional paid-in capital                                         38,484,361
 Accumulated other comprehensive income                                 18,690
 Accumulated deficit                                               (40,549,489)
                                                                  ------------
     Total Stockholders' Deficiency                                 (2,036,655)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    965,992
                                                                  ============

          See accompanying notes to consolidated financial statements.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                             ----------------------

                                              For the Year     For the Year
                                            Ended October 31, Ended October 31,
                                                   2003            2002
                                               ------------    ------------
REVENUE, NET
Hardware and software                          $  4,552,691    $ 11,255,896
Services                                            785,574       3,598,000
                                               ------------    ------------
     Total Revenues, Net                          5,338,265      14,853,896

COST OF GOODS SOLD                                4,510,997      12,624,187
                                               ------------    ------------
GROSS PROFIT                                        827,268       2,229,709
                                               ------------    ------------
OPERATING EXPENSES

 Depreciation and amortization                       12,390          20,033
 Selling, general and administrative              5,081,643       2,158,634
                                               ------------    ------------
     Total Operating Expenses                     5,094,033       2,178,667
                                               ------------    ------------
(LOSS) INCOME FROM OPERATIONS                    (4,266,765)         51,042
                                               ------------    ------------
OTHER INCOME (EXPENSE)
 Impairment on available-for-sale securities         (2,539)        (55,276)
 Gain on extinguishment of debt                          --          20,250
 Interest income                                     29,849              --
 Interest expense                                  (231,427)        (41,462)
                                               ------------    ------------
     Total Other Income (Expense)                  (204,117)        (76,488)
                                               ------------    ------------
LOSS BEFORE INCOME TAX                           (4,470,882)        (25,446)

PROVISION FOR INCOME TAXES                               --             302
                                               ------------    ------------
LOSS FROM CONTINUING OPERATIONS                  (4,470,882)        (25,748)

DISCONTINUED OPERATIONS
 Loss from discontinued operations               (4,888,475)             --
 Loss on disposal of discontinued operations     (1,191,184)             --
                                               ------------    ------------
NET LOSS                                        (10,550,541)        (25,748)

OTHER COMPREHENSIVE INCOME
 Unrealized gain
  on available-for-sale securities                   18,690              --
                                               ------------    ------------
 Unrealized loss on available-for-sale
  securities reclassified as other than
  temporary                                              --           2,995
                                               ------------    ------------
COMPREHENSIVE LOSS                             $(10,531,851)        (22,753)
                                               ============    ============



NET LOSS PER SHARE - BASIC AND DILUTED
 Loss from continuing operations               $      (0.61)   $      (0.01)
 Loss from discontinued operations                    (0.67)          (0.00)
 Loss on disposal of discontinued
  operations                                          (0.16)          (0.00)
                                               ------------    ------------
                                               $      (1.44)   $      (0.01)
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED                  7,298,603       1,763,488
                                               ============    ============

          See accompanying notes to consolidated financial statements.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                 ---------------------------------------------

                                                      Additional
                           Common Stock  Common Stock   Paid-In    Accumulated
                           Shares        Amount         Capital      Deficit
                           ------------  ------------ -----------  -----------
Balance, October 31, 2001    1,686,264  $      1,686  $31,649,928 $(29,973,200)

Issuance of common stock
 for services                  118,665           119       57,639           --

Issuance of common stock
 for settlement of lawsuit      21,428            21       19,479           --

Net loss, 2002                      --            --           --      (25,748)

Other than temporary
 Impairment of investment           --            --           --           --

Total comprehensive loss            --            --           --           --
                           ------------ ------------ ------------ ------------
BALANCE, OCTOBER 31,2002     1,826,357         1,826  $31,727,046 $(29,998,948)


Issuance of common stock       485,719           486      487,014           --
 for services

Write-off of deferred expense
 related to common stock
 issued for future services         --            --           --           --

Issuance of common stock
 for acquisition             8,720,000         8,720    6,095,280           --

Common stock received for
 sale of assets             (1,249,065)       (1,249)    (248,564)          --

Interest expense from
 beneficial conversion
 feature and warrants
 issued in conjunction
 with convertible notes             --            --      423,585           --

Net loss                            --            --           --  (10,550,541)

Unrealized gain on available-
 for-sale securities                --            --           --           --

Total comprehensive loss            --            --           --           --
                           -----------  ------------ ------------ ------------
BALANCE, OCTOBER 31, 2003    9,783,011  $      9,783 $ 38,484,361 $(40,549,489)
                           ===========  ============ ============ ============
[RESTUBBED]


                              Stock Issued        Other
                              for Future       Comprehensive
                              Services         Income (Loss)       Total
                              ------------     -------------    ------------

Balance, October 31, 2001      (2,410,301)    $     (2,995)    $   (734,882)

Issuance of common stock
 for services                     (13,542)              --           44,216

Issuance of common stock
 for settlement of lawsuit             --               --           19,500

Net loss, 2002                         --               --          (25,748)

Other than temporary
 impairment of investments             --            2,995            2,995
                                                               ------------
Total comprehensive loss               --               --          (22,753)
                              ------------     ------------    ------------

BALANCE, OCTOBER 31, 2002    $ (2,423,843)    $         --     $   (693,919)

Issuance of common stock
 for services                     (13,542)              --          501,042

Write-off of deferred expense
 related to common stock
 issued for future services     2,410,301               --        2,410,301

Issuance of common stock
 for acquisition                       --               --        6,104,000

Common stock received for
 sale of assets                        --               --         (249,813)

Interest expense from
 beneficial conversion
 feature and warrants
 issued in conjunction
 with convertible notes                --               --          423,585

Net loss, 2003                         --               --      (10,550,541)

Unrealized gain on available
 for sale securities                   --           18,690           18,690
                                                              -------------
Total Comprehensive loss               --               --      (10,531,851)
                             ------------     ------------     -------------
BALANCE, OCTOBER 31, 2003    $         --     $     18,690     $ (2,036,655)
                             ============     ============     ============

         See accompanying notes to consolidated financial statements.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                 ---------------------------------------------

                                                        2003           2002
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                          $(10,550,541)   $    (25,748)
 Loss from discontinued operations                   (4,888,475)             --
 Loss on disposal of discontinued operations         (1,191,184)             --
 Loss from continuing operations                     (4,470,882)        (25,748)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                          12,390          20,033
  Provision for doubtful accounts                       344,761         103,460
  Stock issued for services and settlement
   of lease                                           2,911,343          63,716
  Warrants and beneficial conversion feature            197,084              --
  Impairment of investments                               2,539          55,276
  Gain on debt extinguishment                                --         (20,250)
  Changes in assets and liabilities:
  Accounts receivable                                   987,497        (407,251)
  Inventories                                            72,429         (75,189)
  Other assets                                          150,498         (12,043)
  Accounts payable and accrued liabilities             (624,286)      1,457,127
  Deferred revenue realized                              83,532           8,245
  Interest payable                                       37,383           5,248
                                                   ------------    ------------
    Net Cash (Used In) Provided By
      Operating Activities                             (295,712)      1,172,624
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from asset acquisition                        250,000              --
 Purchase of property and equipment                     (20,755)        (22,516)
 Issuance of notes receivable, net of proceeds         (341,813)          9,130
 Other receivables`                                          --        (175,517)
                                                   ------------    ------------
    Net Cash (Used In) Investing Activities            (112,568)       (188,903)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on lines of credit                             (4,868)       (397,804)
 Proceeds from notes payable                            450,000              --
 Payments on loans and notes                           (541,942)        (56,062)
                                                   ------------    ------------
    Net Cash (Used In) Financing Activities             (96,810)       (453,866)
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                        (505,090)        529,855
CASH - BEGINNING OF YEAR                                561,364          31,509
                                                   ------------    ------------
CASH - END OF YEAR                                 $     56,274    $    561,364
                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR INTEREST             $     36,214    $     36,214
                                                   ============    ============

       See accompanying notes to consolidated financial statements

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
                 ---------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

On April 1, 2003 8,720,000 post reverse split common shares were issued for the purchase of assets, 1,249,065 of these shares were returned as part of the consideration received by the Company upon the sale of those same assets.

During 2002, the Company converted $1,299,519 of accounts payable into a note payable.

During 2002, the Company converted $274,000 of accounts receivable into a note receivable.



          See accompanying notes to consolidated financial statements

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

        (A) NATURE OF OPERATIONS
        ------------------------
        Insiderstreet.com, Inc. was incorporated in Nevada on December 26, 1986. In April 2003, the Insiderstreet.com merged with its Delaware subsidiary, Neometrix Technology Group, Inc. (the "Company") leaving the subsidiary the surviving entity in Delaware.

        Neometrix Technology Group, Inc. is a holding company with one active subsidiary, AMS Systems, Inc. that sells a broad range of multi-brand Microcomputer products, including hardware and peripherals, software, networking/communication products, accessories and services mainly in the State of Maryland and Washington D.C.

        (B) PRINCIPLES OF CONSOLIDATION
        -------------------------------
        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary AMS Systems, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

        (C) RECLASSIFICATION
        ------------------------------------
        Certain amounts in the 2002 consolidated financial statements have been re-classified to conform to the 2003 presentation.

        (D) USE OF ESTIMATES
        --------------------
        The Company prepares its financial statements in conformity with accounting principles generally accepted in the Unites States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (E) INVENTORIES
        ---------------
        Inventories consist of finished goods purchased for resale and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecast.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

        (F) PROPERTY AND EQUIPMENT
        --------------------------
        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful life of the computer and office equipment, office furniture and vehicles from three to seven years. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        (G) INCOME TAXES
        ----------------
        Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (H) REVENUE RECOGNITION AND DEFERRED REVENUE
        --------------------------------------------
        Equipment sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit if the product is defective or unwanted within 3 days of delivery, but only in the event the manufacturer would issue an equivalent credit and the customer would pay the restocking charge. In general all sales are final. Provision for estimated losses on such returns are recorded at the time of sale.

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

        (I) ADVERTISING
        ---------------
        The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2003 and 2002 was approximately $15,600 and $9,400, respectively.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

        (J) LOSS PER SHARE DATA
        ------------------
        Net income (loss) per common share for the years ended October 31, 2003 and 2002 is computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share".

        (K) FAIR VALUE OF FINANCIAL INSTRUMENTS
        --------------------------------------- The carrying amounts of the
        Company's financial instruments, including cash, accounts receivable and payable, notes receivable and payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

        (L) BUSINESS SEGMENTS
        ---------------------
        The Company operates in one segment and therefore segment information is not presented.

        (M) NEW ACCOUNTING PRONOUNCEMENTS
        ---------------------------------

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 1  (M) NEW ACCOUNTING PRONOUNCEMENTS (continued)
------  ---------------------------------------------
        The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

        SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

        Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

        In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

        subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

        Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

        Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

        In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

        Management does not expect any material impact on the Company's consolidated financial position or results of operations from the implementation of these statements.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 2  ACCOUNTS RECEIVABLE
------  -------------------
        Accounts receivable as of October 31, 2003 consisted of the following:

        Accounts receivable                                   $   471,649
        Less allowance for doubtful accounts                      (24,604)
                                                              -----------
                                                              $   447,045
                                                              ===========

        The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the years ended October 31, 2003 and 2002, the Company recorded a bad debt expense of $344,761 and $103,460, respectively. In fiscal 2003 the bad debt allowance was reduced relative the reduction in accounts receivable and the recalculation of potential loss to the reductions in over 60 and 90 day accounts resulting in a recovery.

NOTE 3  NOTE RECEIVABLE
------  ---------------
        In fiscal 2002, the Company received a $274,000 face value two-year promissory note from a customer, maturing September 2004, with interest and principal of $10,500 payable monthly. The note bears interest at 6% and is secured by 200,000 shares of the customer's common stock. At October 31, 2002, the balance due on the note receivable was $264,870. At October 31, 2003 the balance due on the note receivable was $151,683. This note was paid off in December 2003.

        In fiscal 2003, the Company loaned Crazy Eddie, Inc. a total of $425,000 in three separate notes in anticipation of acquiring its operations. Each of these notes matures beginning with two in April 2004 and the last in June 2004. Each note bears interest at 12% per annum and is payable quarterly. The interest due is currently in default. The ability to collect this receivable is doubtful as operations of Crazy Eddie, Inc. were ceased in December 2003. It is possible that this loan will be repaid by the principals of Crazy Eddie, Inc. This note was reserved for uncollectablility in the amount of $382,500.

NOTE 4  PROPERTY AND EQUIPMENT
------  ----------------------
        Property and equipment as of October 31, 2003 consisted of the following:
        Computer and office equipment                            $  97,392
        Office furniture                                            13,578
        Leasehold improvements                                      11,919
        Vehicles                                                    15,856
                                                                   138,745
        Less accumulated depreciation and amortization             (92,515)
                                                                 $  46,230
                                                                 =========

        Depreciation and amortization expense for the years ended October 31, 2003 and 2002 was $12,390 and $20,033, respectively.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 5  INVESTMENTS
------  -----------
        The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments as of October 31, 2003. Accordingly, unrealized gains and losses are included in stockholders' equity. The shares are restricted as of October 31, 2003 and therefore not included in current assets. These shares were subsequently relieved of their restrictions and sold in November 2003.

        The composition of marketable equity securities as of October 31, 2003 as follows:
                                                     Unrealized Gain    Fair
                                           Basis        or (Loss)       Value
                                          -------     -------------   ---------
        Available-for-sale securities:
         Common stock                     $10,825       $18,690       $29,515
                                          =======       =======       =======

NOTE 6  LINES OF CREDIT
------  ---------------
        The Company had a line of credit (LOC) with SunTrust Bank for a maximum loan amount of $25,000. At October 31, 2002, the effective rate was 7.5% and the balance was $4,868. The LOC expired on January 19, 2003.

NOTE 7  NOTES PAYABLE
------  -------------
        The following schedule reflects notes payable as of October 31, 2003:

        Note payable to principal supplier, 2% interest on
        original payable in monthly installments of $47,563 until
        April 2003, and then $50,000 until July 2003 and $70,000
        until December 2003, under a settlement agreement entered
        into in May 2003. This note was satisfied in December
        2003 under the settlement agreement (see note 14) and was
        secured by inventory and accounts receivable.                 $ 728,309

        Convertible Notes payable to two private lenders, 12%
        interest due various dates through June 2004. At the
        issuance dates, the notes have a beneficial Conversion
        feature in the of aggregate of $145,457 which is being
        accounted for as a discount and being amortized over the
        life of the notes. In addition, the company issued
        warrants with these notes (see note 8(B)).
                                 net of discount ($226,500)             223,500
        Note payable to a private lender,
        12% interest due on demand                                       40,842
                                                                       --------
                                                                        992,651
        Less current portion                                            992,651
                                                                       --------
        Total long term notes payable                                  $     --
                                                                       --------

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

        Interest expense for the years ended October 31, 2003 and 2002 was $231,427 and $41,462, respectively.

NOTE 8  STOCKHOLDERS' DEFICIENCY
------  ------------------------
        (A) COMMON STOCK
        ----------------
        In March 2003, the Board of Directors of the Company voted to effectuate a 1 for 7 reverse stock split of the Company's issued and outstanding shares of common stock for those shareholders of record as of March 31, 2003. The reverse stock split became effective on April 15, 2003. All shares and per share amounts have been restated to reflect these transactions.

        During March 2003, the Company issued for services 485,719 post reverse split shares of common stock to directors, officers and consultants at a fair value of $487,500 valued at the closing market price of the stock on the date of grant. All the amounts were expensed in fiscal 2003.

        The Company recognized $13,542 in expense from the amortization of deferred compensation from stock issued for future services in 2002.

        On April 1, 2003, 8,720,000 post reverse split common shares were issued for the purchase of assets, 1,249,065 of these shares were returned as part of the consideration received by the Company upon the sale of those same assets.

        During 2002, the Company issued 92,889 shares of common stock to directors for services, at a fair value of $32,500. The Company recognized $18,965 in expenses and recorded deferred compensation of $13,542 for the unamortized portion of the services. Additionally, the Company issued 21,428 shares of common stock for the settlement of a lawsuit fully provided for during 2001 with a fair value of $19,500 and 25,776 shares of common stock at fair value of $25,251 for services.

       (B) COMMON STOCK WARRANTS
        -------------------------
        In 2003, in conjunction with the convertible notes payable issued to two private lenders (See Note 7) the Company issued warrants to purchase 900,000 post split shares of common stock at an exercise price equal to the market value of the stock on the date of issue. The warrants may be exercised for five years from the date of issue. Using the Black-Scholes pricing model, the warrants were valued at $278,127 using the following assumptions: no annual dividend, volatility of 144%, risk free rate of 3.00%, and a term of one year. The fair value of the warrants are being accounted for as a discount on the convertible notes payable and accreted over the life of the notes.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 9  CONCENTRATIONS OF CREDIT RISK
------  -----------------------------
        The Company received approximately 72% of its revenue for the year ended October 31, 2003 from three customers. The existence of 42% of revenue from one of the three customers poses a credit risk due to the possibility of loss of that customer. The Company is seeking additional customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

        The Company obtains more than 73% of its products from one vendor which poses a significant risk to future sales in the event of the loss of this vendor.

NOTE 10 INCOME TAXES
------- ------------
        Income tax expense (benefit) for the years ended October 31, 2003 and 2002 is summarized as follows:
                                                   2003            2002
                                                   ----            ----
         Current:
           Federal                                 $ --            $ --
           State                                     --             302
         Deferred                                    --              --
                                                   ----            ----
                                                   $ --            $302
                                                   ====            ====
        The Company's tax expense differs from the "expected" tax expense for the year ended October 31, 2003 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:
                                                          2003          2002
                                                        --------     --------

         Computed "expected" tax expense (benefit)    $(3,582,423)   $( 8,474)
         State income tax                                      --         302
         Non deductible goodwill                               --      18,794
         Non deductible impairment of securities              863      20,400
         Non deductible impairment of assets            1,360,340          --
         Effect of net operating loss                   2,221,220     (30,720)
                                                        ---------     -------
                                                        $      --    $    302
                                                        =========     =======

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of October 31, 2003 are as follows:

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

                                                           2003         2002
                                                        --------     --------
         Deferred tax assets:
         Net operating loss carry-forward              $2,905,000   $ 683,780
                                                       ----------   ---------
         Total gross deferred tax assets                2,905,000     683,780
         Less valuation allowance                      (2,905,000)   (683,780)
                                                       ----------   ---------
                                                       $       --   $      --
                                                       ==========   =========

        As of October 31, 2003, the Company had net operating loss carry-forward of approximately $8,634,400 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2022.

        The valuation allowance at November 1, 2002 was $683,780. The net change in the valuation allowance during the year ended October 31, 2003 was a increase of $2,221,220.

        Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of those losses.

NOTE 11 COMMITMENT AND CONTINGENCIES
------- ----------------------------
        (A) LITIGATION, CLAIMS AND ASSESSMENTS
        --------------------------------------
        An advertising service provider has brought legal action against the Company. This suit alleges breach of contract and seeks $3,000,000 in the Company's common stock and specific performance. The Company alleges that the contract was terminated for cause. The case is in the early stages and no amounts have been recognized as of October 31, 2003.

        The Company previously issued stock with a remaining value of $2,410,301 for future services to be received, however due to this litigation and that the services were no longer being provided the Company has written off the $2,410,301 to expense during the year ended October 31, 2003.

        (B) OPERATING LEASE
        -------------------
        The Company leases its corporate facilities under an operating lease, which expires June 30, 2007. The Company pays monthly rent of $6,862 plus 22% of building expenses.

        Future minimum lease payments under the operating lease at October 31 consist of the following:

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

                  Year                                               Amount
         ------------------------                                 -----------
                  2004                                                82,344
                  2005                                                82,344
                  2006                                                82,344
                  2007                                                54,896
                                                                  ----------
                                                                  $  301,928
                                                                  ==========
        Rent expense totaled $85,307 and $202,466 for the years ended October 31, 2003 and 2002, respectively.

NOTE 12 GOING CONCERN
------- -------------
        As reflected in the accompanying consolidated financial statements, the Company has a net loss of $10,550,541, a negative cash flow from operations of $295,712, a working capital deficiency of $2,104,644 and a stockholder deficiency of $2,036,655. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company anticipates raising additional working capital through the issuance of debt and equity securities. Management believes that actions presently being taken to obtain additional funding provide the Company the opportunity to operate as a going concern.

NOTE 13 ACQUISITIONS, DISPOSITIONS and DISCONTINUED OPERATIONS
------- ------------------------------------------------------
        On April 1, 2003, the Company acquired $250,000 in cash and the assets of Zeosoft, Inc. for 8,720,000 common shares valued at $.70 per share or $6,104,000 which represents the closing trading price of the Company's stock on the date of the transaction. The results of this acquisition would have been included in the consolidated financial statements had the operations not been discontinued and subsequently sold on September 1, 2003 to Sylvester Technology Group, Inc. n/k/a Zeosoft Technology Group, Inc. for the return of 1,249,065 common shares of the Company's common stock valued at $.20 per share or $249,813 which represents the closing trading price of the Company's stock on the date of the transaction and the forgiveness of all loans, accrued interest, and accounts payable totaling $1,400,188.

        The following table presents the allocation of the acquisition cost to the assets acquired:

        Cash                                                      $  250,000
        Software, Patents and Trademarks                           4,200,000
        Workforce                                                    746,864
        Deposits                                                       7,136
        Customer List                                                900,000
                                                                  ----------
        Total acquisition value                                   $6,104,000

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

NOTE 13 ACQUISITIONS, DISPOSITIONS and DISCONTINUED OPERATIONS (CONTINUED)
------- ------------------------------------------------------------------
        During the quarter ended July 31, 2003, the Company performed an impairment analysis in relation to these assets. The subsequent departure of three board members who were involved in the acquisition of the Zeosoft assets caused the Company to reassess its strategy relative to the purchased assets. The Company's review determined that these assets required an impairment of $4,001,000 based on the Company's then negotiations to sell the assets.

        On September 1, 2003 the Company completed its sale of the assets of Zeosoft, Inc. and has classified the operational activity from the Zeosoft assets as discontinued operations and the loss on the sale of the assets as a loss on disposal of discontinued operations. The assets and liabilities disposed of consisted of the following: September 1, 2003

        Cash                                                     $     2,444
        Software, Patents and Trademarks                           2,753,000
                                                                 -----------
        Total assets                                             $ 2,755,444

        Payroll tax liability                                          1,782
                                                                 -----------
        Total liabilities                                              1,782
                                                                 -----------
        Net Asset Disposal                                       $ 2,753,662
                                                                 ===========

        Operating results from discontinued operations for the year ended October 31, 2003 are summarized as follows:

        Net Sales                                                $    30,810
        Selling, General and Administrative Expense                 (864,210)
        Loss from discontinued operations                         (4,888,475)
        Loss from disposal of discontinued operations             (1,191,184)
        Loss per share from discontinued operations              $     (0.83)

NOTE 14 SUBSEQUENT EVENTS
------- -----------------
        In December 2003 AMS Systems, Inc. established a rotating credit facility utilizing its accounts receivable for a maximum of $2,500,000 for two years. The facility funds at a rate of 80% of the invoices submitted and does not require all invoices to be submitted. The fee is a minimum of 1% plus a variable interest charge currently at 7% per a days the invoice is outstanding.

               NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2003

        If unpaid the invoices are required to be repurchased at 90 days. The Company must retain a delinquency and return rate less than 5% of annualized sales. To date, the facility has funded seven times for a total of less than $1,250,000.

        In December 2003, the Note payable per our settlement agreement with Dell Marketing, LLP was paid in full. This payoff will result in a gain on the forgiveness of debt of approximately $1,360,000 in the quarter ending January 31, 2004, of which approximately $230,000 is related to the note payable and $1,130,000 was included in accounts payable.

        In December 2003, a son of a director, made a $251,600 loan to the company for a three week period with an annual interest rate of 18%. The loan was repaid in January 2004. In January 2004 the director's son. made a $513,100 loan at 18% interest for a three week period. At the date of this report, $261,600 of the loan was re-paid with the remainder to be re-paid February 18, 2004. All loans were for the purchase of orders in amounts not normally required at one time and that exceeded the Company's cash and credit lines.

        In December 2003, an officer of the Company made a loan to the Company of $40,000 at 7% interest for 90 days. At the time of filing this loan was not due.

        In December 2003, an officer of AMS Systems, Inc. made a 30 day loan of $26,000 at 18%. This loan was extended another 30 days in January 2004 with $21,000 added. At the time of filing this loan was not paid.

        In December 2003 the AMS Systems, Inc. re-established a thirty day open account with Dell Marketing, L.L.P., allowing it to purchase up to $100,000 of products. This line was secured by a letter of credit in an equal amount.

        In January 2004 the Company negotiated a purchase order funding line for a maximum of $600,000. It is expected that this line will be available in February 2004. The line will rotate as orders are delivered and placed in the accounts receivable funding facility.