Form 10QSB
period 2004-01-31
NEOMETRIX TECHNOLOGY GROUP INC
filed 2004-03-23
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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

 -------------------------------------------------------------------------------
      (Former address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                                   Outstanding at March 19, 2004
----------------------------                       -----------------------------
Common stock $.001 Par Value                                 11,369,117

Item 1: Financial Statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE       1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2004
                   (UNAUDITED)

PAGE       2       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED
                   JANUARY 31, 2004 AND 2003 (UNAUDITED)

PAGE       3       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                   MONTHS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)

PAGES    4 - 6     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                   JANUARY 31, 2004 (UNAUDITED)

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash                                                                       $     21,151
 Accounts receivable, net                                                      1,477,256
 Certificate of deposit                                                          100,170
 Inventory                                                                       139,833
 Note receivable, net of allowance                                                72,500
 Other current assets                                                             42,340
                                                                            ------------
      Total Current Assets                                                     1,853,250
                                                                            ------------

PROPERTY & EQUIPMENT -- NET                                                       41,757
                                                                            ------------

OTHER ASSETS
 Other assets                                                                     24,761
                                                                            ------------
      Total Other Assets                                                          24,761
                                                                            ------------

TOTAL ASSETS                                                                $  1,919,768
                                                                            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes payable, net of discount                                             $    858,532
 Notes payable - related party                                                    40,000
 Accounts payable and accrued expenses                                           612,357
 Accrued payroll and taxes                                                       111,254
 Deferred revenue                                                                 80,964
 Interest payable                                                                 12,921
 Factor payable                                                                  446,847
                                                                            ------------
     Total Current Liabilities                                                 2,162,875

LONG TERM LIABILITIES
 Deferred rent                                                                    23,953
                                                                            ------------
     Total Liabilities                                                         2,186,828
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
  11,369,117 shares issued and outstanding                                        11,369
 Additional paid-in capital                                                   38,809,241
 Accumulated deficit                                                         (39,087,670)
                                                                            ------------
     Total Stockholders' Deficiency                                             (267,060)
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $  1,919,768
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              For the Three Months        For the Three Months
                                                             Ended January 31, 2004      Ended January 31, 2003
                                                             ----------------------      ----------------------
NET SALES                                                         $  1,918,426                   1,369,006

COST OF GOODS SOLD                                                   1,666,717                   1,235,034
                                                                  ------------                ------------

GROSS PROFIT                                                           251,709                     133,972
                                                                  ------------                ------------

COSTS AND OPERATING EXPENSES
 Selling, general and administrative                                   306,699                     401,583
 Depreciation and amortization                                           4,473                       5,731
                                                                  ------------                ------------
     Total Operating Expenses                                          311,172                     407,314
                                                                  ------------                ------------

LOSS FROM OPERATIONS                                                   (59,463)                   (273,342)

OTHER INCOME (EXPENSE)
 Interest expense                                                     (222,476)                     (3,492)
 Interest income                                                        15,395                        --
 Gain on debt forgiveness                                            1,737,741                        --
 Discount on notes receivable                                          (27,151)                       --
 Gain on sale of securities held for sale                               17,773                        --
                                                                  ------------                ------------
     Total Other Income (Expense)                                    1,521,282                      (3,492)
                                                                  ------------                ------------

NET INCOME (LOSS)                                                    1,461,819                    (276,834)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized (loss) on available-for-sale securities                       --                        (5,599)
                                                                  ------------                ------------

COMPREHENSIVE INCOME (LOSS)                                       $  1,461,819                $   (282,433)
                                                                  ============                ============

NET INCOME (LOSS) PER SHARE -- BASIC                              $        .15                $       (.15)
                                                                  ============                ============
NET INCOME (LOSS) PER SHARE -- DILUTED                            $        .14                $       (.15)
                                                                  ============                ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --
 BASIC                                                               9,662,552                   1,825,897
                                                                  ============                ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --
 DILUTED                                                            10,562,552                   1,825,897
                                                                  ============                ============

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Three              For the Three
                                                                          Months Ended               Months Ended
                                                                        January 31, 2004           January 31, 2003
                                                                        ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                         $ 1,461,819                $  (276,834)
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                                                4,473                      5,731
    Provision for doubtful account                                                --                        6,688
    Gain on debt forgiveness, net                                           (1,710,590)
    Interest on warrants                                                       186,822                       --
 Changes in operating assets and liabilities:
    Accounts receivable                                                     (1,030,211)                   550,910
    Inventory                                                                  (32,083)                    63,614
    Other current assets                                                        (1,280)                   (75,173)
    Accounts payable and accrued expenses                                        6,982                   (259,280)
    Deferred revenue                                                            (2,568)                      --
    Other current liabilities                                                   10,556                      6,109
    Interest payable                                                           (14,493)                    (2,151)
                                                                           -----------                -----------
       Net Cash (Used In) Provided By Operating Activities                  (1,120,573)                    19,614
                                                                           -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Certificate of deposit                                                       (100,170)
 Receipt on note receivable                                                    124,532                     27,665
 Purchase of property and equipment                                               --                       (6,206)
                                                                           -----------                -----------
       Net Cash Provided By (Used In) Investing Activities                      24,362                     21,459
                                                                           -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                                       --                         (173)
 Proceeds from factor                                                          446,847                       --
 Proceeds from notes payable - related party                                    40,000                       --
 Proceeds from notes payable                                                   738,753                       --
 Payments on notes payable                                                    (164,511)                  (142,689)
                                                                           -----------                -----------
       Net Cash Provided By (Used In) Financing Activities                   1,061,089                   (142,862)
                                                                           -----------                -----------

DECREASE IN CASH                                                               (35,122)                  (101,789)

CASH -- BEGINNING OF PERIOD                                                     56,273                    561,364
                                                                           -----------                -----------

CASH -- END OF PERIOD                                                      $    21,151                $   459,575
                                                                           ===========                ===========

Supplemental Disclosure of Cash Flow Information:

Interest paid                                                              $    11,266                $      --
                                                                           ===========                ===========

Income taxes paid                                                          $      --                  $      --
                                                                           ===========                ===========

Supplemental Schedule of Non-Cash Investing and Financing
 Activities:

Common stock required to be issued in January 2004 pursuant
 to the default provisions of three notes issued in fiscal
 2003. 1,943,249 common shares has been included in the
 outstanding share calculation and can be issued on or after
 April 5, 2004. The balance of the note was $300,000 plus
 accrued interest of $26,823                                               $   326,823                $      --
                                                                           ===========                ===========

Three vendors agreed to convert their accounts payable into
 short term notes all with six month payouts. One vendor
 will have a balloon payment of approximately $70,000 at the
 end of the note                                                           $   225,563                       --
                                                                           ===========                ===========

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2004 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of October 31, 2003 included in the Company's annual report Form 10-KSB.

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

     The carrying amounts of the Company's financial instruments, including cash, certificate of deposit, accounts receivable and payable, notes receivable and payable and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

     (C) Per Share Data

     Net income (loss) per common share for the three months ended January 31, 2004 and 2003 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the three months ended January 31, 2003, common stock equivalents are not considered in the calculation of diluted earnings per share as the effect would have been anti-dilutive.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2004 (UNAUDITED)

NOTE 2 NOTES RECEIVABLE

     Notes receivable decreased $151,683 during the three months ended January 31, 2004. AMS Systems, Inc. received $124,532 in cash from a customer and took a charge of $27,151 for discounting this receivable for an early balloon payment.

     In fiscal 2003, the Company loaned Crazy Eddie, Inc. a total of $425,000 in three separate notes in anticipation of acquiring its operations. Each of these notes matures beginning with two in April 2004 and the final one in June 2004. Each note bears interest at 12% per annum and is payable quarterly. The interest due is currently in default. The ability to collect this receivable is doubtful as operations of Crazy Eddie, Inc. ceased in December 2003. It is possible that the principals of Crazy Eddie, Inc. will repay this note. A reserve of $382,500 was taken in the fourth quarter of fiscal 2003.

NOTE 3 NOTES PAYABLE

     In the quarter ended January 31, 2004, the Company received $513,100 of purchase order financing. The financing sources contributed $513,100 for 15 days at 18% per annum for a fifteen day period. Each note can be replaced with a new note against specific purchase orders.

     Additional funding of $446,847 came from the factoring of certain receivables through the agreement between AMS Systems, Inc. and KBK Financial, Inc. The agreement allows a maximum of $2,500,000 of accounts receivable factoring of pre approved customers at any one time. The factor advances 80% of the receivables accepted. The fees are a fixed discount at 1% per invoice and a have a variable rate, currently at 7% per annum, for the actual days between funding and the payment by the customer to the Company at a lock box administered by KBK Financial, Inc. The reserve is paid to AMS Systems, Inc. within three days of the receipt of the payment by KBK Financial, Inc.

     Three vendors have agreed to accept notes for their accounts payable. The payment terms are equal installments over six months with one vendor having approximately a $70,000 balloon at the end of the term. Interest rates range from 8% to 12% on a total of $225,563. The balance on these notes at January 31, 2004 was $211,109.

     In December 2003, the Company completed the payments on note payable to a supplier in settlement of all outstanding amounts due as of April 2003. The Company owed the supplier $2,219,081 relating to accounts payable, notes payable and accrued interest less accounts receivable for payments received directly from customers of the Company by the supplier and was required to pay $500,000 in the note payable. The Company realized a gain from the extinguishment of the debt in December 2003 of $1,719,081 upon the final payment of $500,000.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2004 (UNAUDITED)

     In November 2003, a settlement was reached with a former employee of the Company to settle his note payable, accrued interest and commission payable. The Company had a total due of $66,660. The terms of the settlement are the issuance of a new note at $36,000 payable in equal installments of $6,000 per month and 200 hours of computer services at a cost of $60 per hour usable in one year. The Company realized a gain on this debt settlement of $18,660 in the three month period ended January 31, 2004. The balance of the note was $24,000 with the service liability having a balance of $11,370 at January 31, 2004.

     In June 2003, the Company issued a note for $150,000 payable in one year. The note bears interest at 12% per annum, payable quarterly with the principal due at maturity. The note also carried 300,000 warrants to purchase common shares at 85% of the market at the closing price on the date of the note. A discount for these warrants has been taken totaling $39,677. The interest on this note is in default. (See Note 8)

     An additional note for one year on $40,000 from the President of the Company was received in December 2003. The note bears interest at 7% per annum payable quarterly and the principal is all due at maturity.

NOTE 4 EQUITY

     In January 2004, Growth Ventures, Inc. requested the conversion of their note payable of $300,000 plus accrued interest of $26,823, pursuant to the default provisions of notes issued by AMS Systems, Inc. during fiscal 2003. The 1,943,249 common shares required to be issued have been added to the outstanding list and included in the weighted average share calculation at the date of the conversion request.

     In November 2003, the former President of the Company returned 357,143 per the agreement at his resignation. The Company chose to cancel these shares.

NOTE 5 GOING CONCERN

     As reflected in the accompanying consolidated financial statements as of January 31, 2004, the Company has a working capital deficiency of $309,625, a negative cash flow from operations of $1,120,573 and an accumulated deficit from operations of $39,087,670 and a shareholders' deficiency of $267,060. The ability of the company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company plans to expand its current operations as a systems integrator. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

NOTE 8 SUBSEQUENT EVENTS

     In February 2004, the Company was requested by a note holder to convert his note in the amount of $150,000 and the accrued interests to common stock. The result will be the issuance of 1,080,375 common shares and a charge for $39,677 for the remaining discount on the note.

     In March 2004 the Company issued a note payable to an employee of the Company in the amount of $50,000 for one year. The note bears interest at 8% per annum payable monthly with the principal due at maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors and our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

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

General

Management continued to focus on the operations of AMS Systems during the first three months of fiscal 2004. The Company's future prospects are expected to be the growth of AMS Systems through expanded marketing efforts, joint ventures or acquisitions in its product market. The Company expects to expand into federal government sales in ventures with current federal government contractors. In January 2004, the Company expanded its marketing staff to seek additional customers within state agencies and local governments in Maryland. We also embarked on a program of improving relationships with current customers to become their solutions source for computer hardware, storage, software, security and service. We have also begun to actively search for potential synergistic acquisitions and joint ventures to expand our operations outside of the mid Atlantic region.

Results of Operations

Revenues for the three month period ended January 31, 2004 were $1,918,426 while total cost of goods sold and operating expenses were $1,666,955. This compares with revenues of $1,369,006 and total cost of goods sold and operating expenses of $1,235,034 for the three months ended January 31, 2003. The sales increased after receivables financing was obtained in mid December, previously sales had been restricted by the lack of cash or financing available to fulfill orders. The increase is expected to continue with the improvements in customer and supplier relationships. Budget constraints at the State of Maryland and in various county governments may restrain immediate substantial growth. However, current quotes are 80% of last year's sales. While there can be no assurance that the quotes will convert to sales we expect more than half to be concluded before summer.

Selling, general and administrative expenses decreased to $306,699 for the three months ended January 31, 2004 from $401,583 for the three months ended January 31, 2003. This trend should continue throughout the fiscal year as operational expenses at our AMS Systems, Inc. subsidiary have been reduced by more than 50% compared to last fiscal year. We also expect the Company overhead to be substantially reduced with the only increased expenses to come from costs associated with pursuing acquisitions or joint ventures. The net loss from operations was $59,463 for the three month period ended January 31, 2004 as compared to a loss from operations of $273,342 for the corresponding period ended January 31, 2003.

For the three months ended January 31, 2004 we recorded a net profit of $1,461,819. This compares with a net loss of $276,834 during the corresponding prior period. This profit was primarily from the forgiveness of debt realized in the settlement and completion of payment terms with our main supplier of computers and other settlements.

Liquidity and Capital Resources

As of January 31, 2004, the Company had cash of $21,151, net accounts receivable of $1,477,256 and total current assets of $1,853,250. The Company had property, plant and equipment (net of depreciation) of $41,757. Total assets were $1,919,768. As of October 31, 2003 the Company had cash of $56,274 and net accounts receivable of $447,045, and total current assets of $874,172. Property, plant and equipment was $46,230 and net investment securities totaled $29,515. Total assets were $965,992. The increase in assets was directly attributable to the increase in accounts receivable. The additional accounts receivable came from increased sales and the trend is expected to continue throughout the current fiscal year as our pipeline of quotes has increased to approximately 80% of last years annual sales.

Our accounts payable decreased to $898,532. Total current liabilities were $2,162,875 as of January 31, 2004 as compared to $2,978,816 as of October 31, 2003 due mainly to the payment on accounts payable, the forgiveness of other current debt (see Note 3). The Company is consistently reducing prior debt with the only trend upward expected to be accounts payable as they relate directly to increased sales.

As of January 31, 2004, the Company had an agreement to factor receivables with a maximum of $2,500,000 at any time. The factor advances 80% of the value of each pre approved invoice factored and charges fixed fees of 1% and a variable rate, currently at 7%. The reserve less fees is returned to the Company within three days of the receipt of payment from the customer by KBK Financial, Inc. This factoring commitment expires in December 2005. The balance due the factor at the date of filing is approximately $600,000.

The Company also received purchase order financing and notes payable from related parties of $553,100 during the period ended January 31, 2004. $513,100 was for specific orders for 15 days and may be used on a recurring basis with a new short term note written for each specific order. This method is expected to become a commitment of $300,000 for one year plus a commitment for all purchase orders in excess of this agreement and the Company's then current cash and credit facilities in April 2004.

Additional financing of $50,000 was obtained from an employee of the Company in March 2004. The note is for one year with interest payable monthly at a rate of 8% per annum. The Company President and Chief Financial Officer use personal credit cards to facilitate orders on a rotating basis. The available credit set aside for the Company is $60,000. The balance due on these cards was $39,638 at January 31, 2004. These balances have been included in the accounts payable.

As of January 31, 2004, we have a working capital deficit of $ $309,377, negative cash flow from operating activities of $1,120,573 and an accumulated deficit from operations of $39,087,670. While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to issue additional debt or equity securities. The Company does not have an adequate source of financing that would sustain through the coming twelve months. The consolidated financial statements as presented have been presented without any adjustment as to the going concern issue (see Note 5). There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.

ITEM 3.  CONTROLS AND PROCEDURES

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-k

     (a) Exhibits.

          31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

          32.1 CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Neometrix Technology Group, Inc.

                                         By: /s/ Norman J. Birmingham
                                            ------------------------------------
                                            Norman J. Birmingham, President,
                                            Chief Financial Officer and Director
Dated: This 19th day of March 2004