Form 10QSB
period 2004-04-30
NEOMETRIX TECHNOLOGY GROUP INC
filed 2004-06-28
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended April 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                        NEOMETRIX TECHNOLOGY GROUP, INC.
           ----------------------------------------------------------
                (Name of Registrant as specified in its charter)


                  ---------------------------------------------
                           (Former Name of Registrant)

          DELAWARE                        0-23995               57-1157824
-------------------------------    ---------------------     -------------------
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

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          CLASS                              Outstanding at June 1, 2004
----------------------------                 ---------------------------
Common stock $.001 Par Value                          13,919,840

Item 1: Financial Statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS


PAGE       1       CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF APRIL 30, 2004 (UNAUDITED)

PAGE       2       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS
                   ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

PAGE      3-4      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

PAGES    5 - 10    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF APRIL 30, 2004 (UNAUDITED)

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF APRIL 30, 2004
                                   (UNAUDITED)

                   ASSETS

CURRENT ASSETS
 Cash                                               $     64,000
 Accounts receivable, net                              1,893,402
 Certificate of deposit                                  100,419
 Inventory                                               174,827
 Other current assets                                     12,295
                                                    ------------
      Total Current Assets                             2,244,943
                                                    ------------

PROPERTY & EQUIPMENT - NET                                37,380
                                                    ------------

OTHER ASSETS
 Other assets                                             26,469
                                                    ------------
      Total Other Assets                                  26,469
                                                    ------------

TOTAL ASSETS                                        $  2,308,792
                                                    ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes payable                                      $    639,750
 Notes payable - related party                           331,500
 Accounts payable and accrued expenses                 1,380,609
 Factor payable                                          459,949
 Accrued payroll and taxes                               159,115
 Deferred revenue                                         81,933
 Interest payable                                         39,387
 Other current liabilities                                11,370
                                                    ------------
     Total Current Liabilities                         3,103,613

LONG TERM LIABILITIES
 Deferred rent                                            23,863
                                                    ------------
     Total Liabilities                                 3,127,476
                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value,
  50,000,000 shares authorized,
  13,319,840 shares issued and outstanding                13,320
 Additional paid-in capital                           41,206,603
 Accumulated deficit                                 (42,038,607)
                                                    ------------
     Total Stockholders' Deficiency                     (818,684)
                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY     $  2,308,792
                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                    For the          For the          For the           For the
                                                     Three            Three             Six                Six
                                                   Months Ended    Months Ended      Months Ended      Months Ended
                                                 April 30, 2004   April 30, 2003    April 30, 2004    April 30, 2004
                                                  ------------      -----------      ------------      -----------
NET SALES                                         $  2,251,544      $ 1,633,054      $  4,169,970      $ 3,002,000

COST OF GOODS SOLD                                   1,972,732        1,377,070         3,639,449        2,612,104
                                                  ------------      -----------      ------------      -----------

GROSS PROFIT                                           278,812          255,984           530,521          859,667
                                                  ------------      -----------      ------------      -----------

OPERATING EXPENSES
 Selling, general and administrative                   397,935        1,315,743           704,633        1,723,057
 Depreciation and amortization                           4,376            1,714             8,850            1,714
                                                  ------------      -----------      ------------      -----------
     Total Operating Expenses                          402,311        1,317,457           713,483        1,724,771
                                                  ------------      -----------      ------------      -----------

LOSS FROM OPERATIONS                                  (123,499)      (1,061,473)         (182,962)      (1,334,815)
                                                  ------------      -----------      ------------      -----------

OTHER INCOME (EXPENSE)
 Interest expense, net                                (102,258)          (8,722)         (309,339)         (12,214)
 Gain on debt forgiveness                                   --               --         1,737,741               --
 Discount on notes receivable                               --               --           (27,151)              --
 Gain on disposal of assets                                600               --               600               --
 Gain on sale of securities held for sale                   --               --            17,773               --
                                                  ------------      -----------      ------------      -----------
     Total Other Income (Expense)                     (101,658)          (8,722)        1,419,624          (12,214)
                                                  ------------      -----------      ------------      -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS              (225,157)      (1,070,195)        1,236,662       (1,347,029)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                  (2,725,780)              --        (2,725,780)              --
                                                  ------------      -----------      ------------      -----------
NET LOSS                                            (2,950,937)      (1,070,195)       (1,489,118)      (1,347,029)

OTHER COMPREHENSIVE  LOSS
 Unrealized gain (loss) on available-for-sale
  securities                                                --            4,969                --             (630)
                                                  ------------      -----------      ------------      -----------
COMPREHENSIVE  LOSS                               $ (2,950,937)     $(1,065,226)     $ (1,489,118)     $(1,347,659)
                                                  ============      ===========      ============      ===========
Net (loss) income per share - basic

   (Loss) income from continuing operations       $      (0.02)     $     (0.86)     $       0.12      $     (0.79)
   Loss from discontinued operations              $      (0.25)     $        --      $      (0.26)     $        --
                                                  ------------      -----------      ------------      -----------
                                                  $      (0.27)     $     (0.86)     $      (0.14)     $     (0.79)
                                                  ============      ===========      ============      ===========

   Net (loss) income per share - diluted

   (Loss) income from continuing operations       $      (0.02)     $     (0.86)     $       0.11      $     (0.79)
   Loss from discontinued operations              $      (0.25)     $        --      $      (0.26)     $        --
                                                  ------------      -----------      ------------      -----------
                                                  $      (0.27)     $     (0.86)     $      (0.15)     $     (0.79)
                                                  ============      ===========      ============      ===========
Weighted average number shares outstanding:
   Basic                                            10,940,190        1,244,572        10,347,393        1,704,914
   Diluted                                          10,940,190        1,244,572        13,809,150        1,704,914

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                         For the           For the
                                                                                           Six               Six
                                                                                       Months Ended      Months Ended
                                                                                       April 30, 2004   April 30, 2003
                                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                               $(1,489,118)     $(1,347,029)
    Loss from discontinued operations                                                    (2,725,780)              --
                                                                                        -----------      -----------
    Income (Loss) from continuing operations                                              1,236,662       (1,347,029)
 Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                             8,849           11,596
    Provision for doubtful accounts and notes                                                42,500           15,519
    Stock issued for consulting and other services                                               --          711,042
    Impairment of investments                                                                    --            1,714
    Gain on debt forgiveness                                                             (1,737,741)              --
    Discount on note receivable                                                              27,151               --
    Amortization of interest and discount on notes payable                                  226,499               --
 Changes in operating assets and liabilities:
    Accounts receivable                                                                  (1,429,358)         114,922
    Inventory                                                                               (67,076)          58,722
    Other receivables                                                                        13,641          (43,578)
    Other current assets                                                                     35,021           (3,321)
    Accounts payable and accrued expenses                                                   794,041          (67,117)
    Deferred revenue                                                                         (1,596)         137,768
    Other current liabilities                                                                 9,546              282
    Interest payable                                                                         11,973           11,429
                                                                                        -----------      -----------
       Net Cash Used In Operating Activities                                               (829,888)        (398,051)
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Certificate of deposit                                                                    (100,419)              --
 Proceeds from asset acquisition                                                                 --          250,000
 Payment for note receivable                                                                     --         (207,500)
 Proceeds from note receivable                                                              124,532           55,747
 Purchase of property and equipment                                                              --          (17,252)
                                                                                        -----------      -----------
       Net Cash Provided By  Investing Activities                                            24,113           80,995
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                                                      --           (4,868)
 Proceeds from factor                                                                       459,949               --
 Proceeds from notes payable - related party                                                543,100               --
 Proceeds from notes payable                                                                143,979          200,000
 Payments on notes payable - related party                                                 (271,600)              --
 Payments on notes payable                                                                  (61,926)        (142,690)
                                                                                        -----------      -----------
       Net Cash Provided By Financing Activities                                            813,502           52,442
                                                                                        -----------      -----------

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


INCREASE (DECREASE) IN CASH                             7,727      (264,614)

CASH - BEGINNING OF PERIOD                             56,273       561,364
                                                      -------     ---------

CASH - END OF PERIOD                                  $64,000     $ 296,750
                                                      =======     =========

Supplemental Disclosure of Cash Flow Information:

Interest paid                                         $61,853     $      --
                                                      =======     =========


Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

Two vendors agreed to convert their
  accounts payable into short- term notes all
  with six month payouts                              $98,283     $      --
                                                      =======     =========

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

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

       The carrying amounts of the Company's financial instruments, including cash, certificate of deposit, accounts receivable and payable, accrued expenses, notes receivable and payable, factor payable and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

       (C) Per Share Data

       Basic and diluted earnings / (loss) per common share of stock is computed by dividing the net income or loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six months ended April 30, 2003 and for the three months ended April 30, 2004, as their effect would be anti-dilutive.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

       Following is a reconciliation of the denominators used in the computation of basic and diluted earnings / (loss) per share for the six months ended April 30, 2004:

       Denominator:
       Weighted average per share of common stock outstanding        10,347,393
       Assumed conversion of convertible securities                   3,461,757
                                                                    -----------
       Diluted weighted average shares of common stock outstanding   13,809,150
                                                                    ===========


       Numerator:
       Net income                                                   $ 1,236,662
       Interest adjustment for conversion of debt                       239,963
                                                                    -----------
       Diluted net income                                           $ 1,476,625
                                                                    ===========

       Earnings per share:
       Basic                                                        $      0.12
                                                                    ===========
       Dilutive                                                     $      0.11
                                                                   ===========

NOTE 2 NOTES RECEIVABLE

       Notes receivable decreased $151,683 during the six months ended April 30, 2004. AMS Systems, Inc. received $124,532 in cash from a customer and took a charge of $27,151 for discounting this receivable for an early balloon payment.

       In fiscal 2003, the Company loaned Crazy Eddie, Inc. a total of $425,000 in three separate notes in anticipation of acquiring its operations. These notes were connected to notes payable of $450,000 issued to Growth Ventures, Inc. and Robert McCoy, neither of which is a related parry to the Company (see Note 3). This acquisition was never completed as the anticipated funding that had been negotiated was never funded. Each of these notes matured beginning with two in April 2004 and the final one in June 2004. Each note bore interest at 12% per annum and was payable quarterly. The interest due for all periods is currently in default. The ability to collect this receivable is doubtful as operations of Crazy Eddie, Inc. ceased in December 2003. A reserve of $382,500 was taken in the fourth quarter of fiscal 2003 and the remainder of $42,500 in the second quarter of 2004.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

NOTE 3 NOTES AND FACTOR PAYABLE

       In March 2004 the Company issued a note payable to an employee of the Company in the amount of $50,000 for one year. The note bears interest at 8% per annum payable monthly with the principal due at maturity. The balance at April 30, 2004 is $50,000 and is included in note payable - related party.

       Two vendors have agreed to accept notes for their accounts payable. The payment terms are equal installments over six months. Interest rates are 8% on a total of $98,283. The balance on these notes at April 30, 2004 was $50,470. The balance owed at April 30, 2004 of an additional vendor was $127,280.

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

       In November 2003, a settlement was reached with a former employee of the Company to settle his note payable, accrued interest and commission payable. The Company had a total due of $66,660. The terms of the settlement are the issuance of a new note at $36,000 payable in equal installments of $6,000 per month and 200 hours of computer services at a cost of $60 per hour usable in one year. The Company realized a gain on this debt settlement of $18,660 in the six month period ended April 30, 2004. The balance of the note was $12,000 with the service liability having a balance of $11,370 at April 30, 2004.

       In April and June 2003, the Company issued three notes to Growth Ventures, Inc., a non-related company, totaling $300,000 payable in one year. The notes bore interest at 12% per annum, payable quarterly with the principal due at maturity. The note also carried 600,000 warrants to purchase common shares at 85% of the closing price at the date of the note. The interest and principal on this note totaling $326,466 is in default. At the time of issuance, the notes had a beneficial conversion feature of $77,162 and the warrants were valued at $222,838, both of which were accounted for as a discount and was fully amortized at April 30, 2004. The balance at April 30, 2004 was $300,000.

       In June 2003, the Company issued a note to Robert McCoy, a non-related individual for $150,000 payable in one year. The note bore interest at 12% per annum, payable quarterly with the principal due at maturity. The note also carried 300,000 warrants to purchase common shares at 85% of the market at the closing price on the date of the note. The interest and principal on this note totaling $162,526 is in default. At the time of issuance the note had a beneficial conversion feature of $68,295 and the warrants were valued at $55,290, both of which were accounted for as a discount and was fully amortized at April 30, 2004. The balance at April 30, 2004 was $150,000.

       In January 2004, the $300,000 note holder requested conversion of their notes plus accrued interest of $26,823, pursuant to the default

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

       provisions of the notes. The 1,943,249 common shares that would be required have not been issued. The lender was informed that the Company believes there was no benefit received by the Company and therefore will not honor the debt nor its request for conversion. In February 2004, the $150,000 note holder requested conversion of their note plus accrued interest of $12,526, pursuant to the default provisions of the note. The lender has been notified that the Company believes that only $25,000 was a benefit to the Company and will not honor the remainder of the debt or its requested conversion. The conversion would have resulted in 1,080,375 common shares being issued. The Company is presently negotiating with both note holders to settle these matters.

       An additional note for one year on $40,000 from the President of the Company was received in December 2003. The note bears interest at 7% per annum payable quarterly and the principal is all due at maturity. The Company paid $10,000 on this note during April 2004 leaving a balance at April 30, 2004 of $30,000 and is included in note payable - related party.

       In the six months ended April 30, 2004, the Company received $513,100 of purchase order financing. The financing source (the Company's majority stockholder) contributed $513,100 for 15 days at 18% per annum for a fifteen-day period. Each note can be replaced with a new note against specific purchase orders. The balance due on these notes at April 30, 2004 is $251,500.

       The balance of additional funding at April 30, 2004 of $459,949 came from the factoring of certain receivables through the agreement between AMS Systems, Inc. and Marquette Financial, Inc. f/k/a KBK Financial, Inc. The agreement allows a maximum of $2,500,000 of accounts receivable factoring of pre-approved customers at any one time. The factor advances 80% of the receivables accepted. The fees are a fixed discount at 1% per invoice and a have a variable rate, currently at 7% per annum, for the actual days between funding and the payment by the customer to the Company at a lock box administered by Marquette Financial, Inc. The reserve is paid to AMS Systems, Inc. within three days of the receipt of the payment by Marquette Financial, Inc. This balance of $459,949 is presented as factor payable on the balance sheet presented herein.

NOTE 4 EQUITY

       On April 1, 2003, the Company acquired $250,000 in cash and the assets of Zeosoft, Inc. for 8,720,000 common shares valued at $.70 per share or $6,104,000 which represents the closing trading price of the Company's stock on the date of the transaction. The results of this acquisition would have been included the consolidated financial statements had the operations not been discontinued and subsequently sold on September 1, 2003 to Sylvester Technology Group, Inc. n/k/a Zeosoft Technology Group, Inc. (whose majority stockholder is now the Company's majority stockholder and Chairman of the Board) for the return of 1,249,065 common shares of the Company's common stock valued at $.20 per share or $249,813 which represents the closing trading price of the Company's stock on the

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

       date of the transaction and the forgiveness of all loans, accrued interest, and accounts payable totaling $1,400,188.

       The following table presents the allocation of the acquisition cost to the assets acquired:

       Cash                                 $  250,000
       Software, Patents and Trademarks      4,200,000
       Workforce                               746,864
       Deposits                                  7,136
       Customer List                           900,000

       Total acquisition value              $6,104,000

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

       In March 2004 the Company issued 3,893,972 additional shares of restricted common stock pursuant to the terms and conditions of the Zeosoft acquisition in April 2003. These shares were required because the representations and warranties in the purchase agreement required that not more than twelve million shares, post reverse split be outstanding after the issuance of the purchase shares at closing. In fact more than seventeen million shares were outstanding at that time and the seller made the claim for additional shares to maintain the intended ratio. The Company issued these shares to the former majority stockholder of Zeosoft, who is now the Company's majority stockholder and Chairman of the Board. These shares were valued at $2,725,780 (the $.70 per share value at the date of the original April 2003 transaction) and charged this amount as a current year loss on discontinued operations.

       In November 2003, the former President of the Company returned 357,143 per the agreement at his resignation. The Company chose to cancel these shares.

NOTE 5 GOING CONCERN

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,489,118, and a negative cash flow from operations of $829,888 for the six months ended April 30, 2004, and a working capital deficiency of $858,670, and a stockholders' deficiency of $818,684 at April 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

       might be necessary if the Company is unable to continue as a going concern.

       The Company is also in default of various notes payable (see Note 3).

       The Company plans to expand its current operations as a systems integrator. Management believes that actions presently taken to expand its future operations and raise capital provide the opportunity for the Company to continue as a going concern.

NOTE 6 SUBSEQUENT EVENTS

       The Company is currently negotiating additional purchase order financing that would provide the required capital to expand the sales of AMS Systems, Inc. subsidiary. The financing is expected to be completed during June 2004. The terms provide for not less than $2,500,000 in funding on a revolving basis at an effective rate of 1.21% of the customer invoice.

       In June 2004 the Company was successful in re-establishing a Product ReMarketer Agreement with Dell Marketing LLP. This agreement provides that AMS Systems, Inc. can sell Dell branded hardware, provide Dell service and sell other peripherals, software and third party software purchased through Dell. The Company made a commitment to purchase at least Eleven Million Dollars through Dell in the year following June 1, 2004. This agreement provides the maximum discounts allowed by Dell to any of its re-marketers and poises the Company for its anticipated growth. The term is one year with automatic one year renewals as long as the contract terms have been adhered to by AMS Systems, Inc.

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

General

Management continued to focus on the operations of AMS Systems during the six months of fiscal 2004. The Company's future prospects are expected to be the growth of AMS Systems through expanded marketing efforts, joint ventures or acquisitions in its product market. The Company expects to expand into federal government sales in ventures with current federal government contractors. In January 2004, the Company expanded its marketing staff to seek additional customers within state agencies and local governments in Maryland. We also embarked on a program of improving relationships with current customers to become their solutions source for computer hardware, storage, software, security and service. We have also begun to actively search for potential synergistic acquisitions and joint ventures to expand our operations outside of the mid Atlantic region. In April 2004 AMS Systems was awarded a new three year contract with the City of Baltimore to provide computers and peripherals. The contract is expected to provide not less than $6,000,000 in revenue during its term. Dell Marketing LLP has provided a new remarketer agreement to AMS Systems to facilitate this contract. The reseller contract provides the maximum discounts offered to any reseller by Dell.

Results of Operations

Revenues for the three and six month period ended April 30, 2004 were $2,251,544 and $4,169,970 while total cost of goods sold was $1,972,732 and $3,639,449. This compares with revenues of $1,633,054 and 3,002,000 while total cost of goods sold were $1,377,070 and $2,612,104 for the three and six months ended April 30, 2003. The sales increased after receivables financing was obtained in mid December, previously sales had been restricted by the lack of cash or financing available to fulfill orders. The increase is expected to continue with the improvements in customer and supplier relationships and new long term contracts. Budget constraints at the State of Maryland and in various county governments may restrain immediate substantial growth. However, current quotes are 82% of last year's sales. While there can be no assurance that the quotes will convert to sales we expect more than half to be concluded before summer.

Selling, general and administrative expenses decreased to $397,935 and $704,633 for the three and six months ended April 30, 2004 from $1,315,743 and 1,723,057 for the three and six months ended April 30, 2003. This trend should continue throughout the fiscal year as operational expenses at our AMS Systems, Inc. subsidiary have been reduced by more than 50% compared to last fiscal year and no stock or other compensation is expected to be issued for consulting contracts. We also expect the Company overhead to be substantially reduced with the only increased expenses to come from costs associated with pursuing acquisitions or joint ventures. The loss from operations was $123,499 and $182,962 for the three and six month period ended April 30, 2004 as compared to losses from operations of $1,061,473 and $1,334,815 for the corresponding period ended April 30, 2003. It is evident that the cost containment measures implemented in November 2003 have had their desired effect. The Company now operates all entities on a pay as you go basis indicating that if sufficient cash flow is unavailable no additional expenses can be incurred unless there is a corresponding increase in cash flow to facilitate the payment of such expenses.

For the three months and six months ended April 30, 2004 we recorded net losses of $2,950,937 and $1,489,118. This compares with a net loss of $1,070,195 and $1,347,029 during the corresponding prior period. The loss from continuing operations for the three months ended April 30, 2004 was primarily due to additional financing expenses and a decrease in gross profit margin due to the product mix sold. The increase in income from continuing operations for the six-months was primarily from the forgiveness of debt realized in the settlement and completion of payment terms with our main supplier of computers and other settlements. . The significant increase in net losses for the three and six months ended April 30, 2004 is attributable to a $2,725,780 in current year charges for discontinued operations from the prior fiscal year related to the additional issuance of common shares that should have been issued the previous year.

Liquidity and Capital Resources

As of April 30, 2004, the Company had cash and certificate of deposit of $164,419, net accounts receivable of $1,893,402 and total current assets of $2,244,943. The Company had property, plant and equipment (net of depreciation) of $37,380. Total assets were $2,308,792. As of October 31, 2003 the Company had cash of $56,274 and net accounts receivable of $447,045, and total current assets of $874,172. Property, plant and equipment was $46,230 and net investment securities totaled $29,515. Total assets were $965,992. The increase in assets was directly attributable to the increase in accounts receivable, cash and certificate of deposit. The additional accounts receivable came from increased sales and the trend is expected to continue throughout the current fiscal year as our pipeline of quotes has increased to approximately 82% of last years' annual sales.

Our accounts payable and accrued expenses increased to $1,380,609 primarily because of increased payables related to sales. Total current liabilities were $3,103,613 as of April 30, 2004 as compared to $2,978,816 as of October 31, 2003. The increase was due mainly to the increasse in future payable offset by the payment on accounts payable, the forgiveness of other current debt (see Note
3). The Company is consistently reducing prior debt with the only trend upward expected to be accounts and factor payables as they relate directly to increased sales.

As of April 30, 2004, the Company had an agreement to factor receivables with a maximum of $2,500,000 at any time. The factor advances 80% of the value of each pre approved invoice factored and charges fixed fees of 1% and a variable rate, currently at 7%. The reserve less fees is returned to the Company within three days of the receipt of payment from the customer by KBK Financial, Inc. This factoring commitment expires in December 2005. The balance due the factor at the date of filing is approximately $223,754.

The Company also received purchase order financing of $513,100 from the Company's majority stockholder and notes payable from related parties of $30,000 during the six month period ended April 30, 2004. $513,100 was for specific orders for 15 days and may be used on a recurring basis with a new short term note written for each specific order. This method is expected to become a commitment of $300,000 for one year plus a commitment for all purchase orders in excess of this agreement and the Company's then current cash and credit facilities in April 2004.

Additional financing of $50,000 was obtained from an employee of the Company in March 2004. The note is for one year with interest payable monthly at a rate of 8% per annum. The Company President and Chief Financial Officer use personal credit cards to facilitate orders on a rotating basis. The available credit set aside for the Company is $60,000. The balance due on these cards was $48,432 at April 30, 2004. These balances have been included in the accounts payable.

As of April 30, 2004, we have a working capital deficiency of $858,670, negative cash flow from operating activities of $829,888 and an accumulated deficit from operations of $42,038,608. While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to obtain additional financing agreements (see Note 6), issue additional debt or equity securities. The Company does not have an adequate source of financing that would sustain through the coming twelve months. The consolidated financial statements as presented have been presented without any adjustment as to the going concern issue (see Note 5). There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.

ITEM 3.  CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of April 30, 2004, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

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

            31.1     Certification
            32.1     Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neometrix Technology Group, Inc.

/s/ Norman J. Birmingham
------------------------
BY: Norman J. Birmingham, President, Chief Financial Officer and Director
Dated: This 22nd day of June 2004