Form 10QSB
period 2004-07-31
NEOMETRIX TECHNOLOGY GROUP INC
filed 2004-09-23
CIK 1059137

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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

           8910 Route 108, Suite C, Columbia, MD 21045 (443) 545-3501
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)


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

           Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                          Outstanding at August 18, 2004
            -----                          ------------------------------
  Common stock $.001 Par Value                      13,319,840

Item 1: Financial Statements

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS


PAGE         1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF JULY 31,
                    2004 (UNAUDITED)

PAGE         2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS
                    ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

PAGE         3      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                    MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

PAGES      4 - 9    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    JULY 31, 2004 (UNAUDITED)

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JULY 31, 2004
                               -------------------
                                   (UNAUDITED)



                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                              $     71,097
 Accounts receivable, net                                             1,629,081
 Certificate of deposit                                                 100,669
 Inventory                                                              106,253
 Other current assets                                                    12,295
                                                                   ------------
      Total Current Assets                                            1,919,395
                                                                   ------------

PROPERTY & EQUIPMENT - NET                                               33,005

OTHER ASSETS                                                             23,176
                                                                   ------------

TOTAL ASSETS                                                       $  1,975,576
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $  1,632,836
 Accrued payroll and taxes                                              114,351
 Deferred revenue                                                        79,663
 Interest payable                                                        85,285
 Notes payable related party                                            472,219
 Notes payable in default                                               450,000
 Notes payable other                                                     65,760
 Factor payable                                                          69,014
 Other current liabilities                                               11,370
                                                                   ------------
     Total Current Liabilities                                        2,980,498

LONG TERM LIABILITIES
 Deferred rent                                                           23,348
                                                                   ------------
     Total Liabilities                                                3,003,846
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 50,000,000 shares authorized,
  13,319,840 shares issued and outstanding                               13,320
 Additional paid-in capital                                          41,206,604
 Accumulated deficit                                                (42,248,194)
                                                                   ------------
     Total Stockholders'  Deficiency                                 (1,028,270)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,975,576
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
               ---------------------------------------------------
                          COMPREHENSIVE INCOME (LOSS)
                          ---------------------------
                                   (UNAUDITED)

                                                      For the Three        For the Three        For the Nine          For the Nine
                                                      Months Ended         Months Ended         Months Ended          Months Ended
                                                      July 31, 2004        July 31, 2003        July 31, 2004         July 31, 2003
                                                      -------------        -------------        -------------         -------------
NET SALES                                              $  1,675,582         $  1,438,950         $  5,845,552         $  4,441,010
COST OF GOODS SOLD                                        1,518,200            1,173,176            5,157,649            3,785,280
                                                       ------------         ------------         ------------         ------------
GROSS PROFIT                                                157,382              265,774              687,903              655,730
                                                       ------------         ------------         ------------         ------------

OPERATING EXPENSES
 Impairment of intangible asset                                  --            4,001,000                   --            4,001,000
 Selling, general and administrative                        285,010              994,275              989,643            2,707,450
 Depreciation and amortization                                4,375                6,155               13,225               17,751
                                                       ------------         ------------         ------------         ------------
     Total Operating Expenses                               289,385            5,001,430            1,002,868            6,726,201
                                                       ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                       (132,003)          (4,735,656)            (314,965)          (6,070,471)
                                                       ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE)
 Interest expense                                           (77,839)             (82,284)            (390,579)            (103,281)
 Interest income                                                256                3,002                3,657               10,276
 Gain on debt forgiveness                                        --                   --            1,737,741                   --
 Discount on notes receivable                                    --                   --              (27,151)                  --
 Miscellaneous income                                            --                2,250                  600               11,250
 Gain on sale of securities held for sale                        --                   --               17,773                   --
                                                       ------------         ------------         ------------         ------------
     Total Other Income (Expense)                           (77,583)             (77,032)           1,342,041              (81,755)
                                                       ------------         ------------         ------------         ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                   (209,586)          (4,812,688)           1,027,076           (6,152,226)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                               --                   --           (2,725,780)                  --
                                                       ------------         ------------         ------------         ------------

NET LOSS                                                   (209,586)          (4,812,688)          (1,698,704)          (6,152,226)

OTHER COMPREHENSIVE INCOME
 Unrealized gain on available-for-sale securities                --               14,930                   --               14,300
                                                       ------------         ------------         ------------         ------------

COMPREHENSIVE LOSS                                     $   (209,586)        $ (4,797,758)        $ (1,698,704)        $ (6,137,926)
                                                       ============         ============         ============         ============

NET (LOSS) INCOME PER SHARE - BASIC
 (Loss) income from continuing operations              $      (0.02)        $      (0.43)        $       0.09         $      (1.30)
 Loss from discontinued operations                     $         --         $         --         $      (0.24)        $         --
                                                       ------------         ------------         ------------         ------------
                                                       $      (0.02)        $      (0.43)        $      (0.15)        $      (1.30)
                                                       ============         ============         ============         ============
NET (LOSS) INCOME PER SHARE - DILUTED
 (Loss) income from continuing operations              $      (0.02)        $      (0.43)        $       0.09         $      (1.30)
 Loss from discontinued operations                     $         --         $         --         $      (0.24)        $         --
                                                       ------------         ------------         ------------         ------------
                                                       $      (0.02)        $      (0.43)        $      (0.15)        $      (1.30)
                                                       ============         ============         ============         ============
Weighted average number of shares outstanding:
 Basic                                                   13,319,840           11,232,076           11,345,441            4,733,480
 Diluted                                                 13,319,840           11,232,076           14,800,673            4,733,480

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (UNAUDITED)

                                                                                         For the Nine     For the Nine
                                                                                         Months Ended     Months Ended
                                                                                         July 31, 2004    July 31, 2003
                                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                              $(1,698,704)     $        --
    Loss from discontinued operations                                                      (2,725,780)      (6,152,226)
                                                                                          -----------      -----------
    Income (Loss) from continuing operations                                                1,027,076       (6,152,226)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                              13,225           17,750
    Stock issued for consulting and other services                                                 --          711,042
    Provision for doubtful accounts and notes                                                  72,500           26,822
    Amortization of interest and discount on notes payable                                    226,499           41,674
    Gain on debt forgiveness, net                                                          (1,737,741)              --
    Discount on notes receivable                                                               27,151               --
    Impairment of intangible assets                                                                --        4,001,000
    Unrealized loss on investments                                                                 --            1,714
 Changes in operating assets and liabilities:
    Accounts receivable                                                                    (1,165,037)         181,256
    Inventory                                                                                   1,498           77,659
    Other current assets                                                                        5,036           14,360
    Other assets                                                                               50,814          124,320
    Accounts payable and accrued expenses                                                   1,018,582          111,499
    Deferred revenue                                                                           (3,866)         453,671
    Accrued rent                                                                                   --              966
    Other current liabilities                                                                  (6,704)         (28,729)
    Interest payable                                                                           57,871           46,354
                                                                                          -----------      -----------
       Net Cash Used In Operating Activities                                                 (413,096)        (370,868)
                                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Certificate of deposit                                                                      (100,669)              --
 Proceeds from asset acquisition                                                                   --          250,000
 Payment for note receivable                                                                       --         (599,715)
 Proceeds from note receivable                                                                124,532               --
 Purchase of property and equipment                                                                --          (20,754)
                                                                                          -----------      -----------
       Net Cash Provided By (Used In) Investing Activities                                     23,863         (370,469)
                                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from factor                                                                         922,601               --
 Payments to factor                                                                          (853,587)              --
 Proceeds from notes payable - related party                                                  793,100               --
 Payments on notes payable - related party                                                   (301,600)              --
 Proceeds from notes payable                                                                  143,979          450,000
 Payments on notes payable                                                                   (300,436)         (89,689)
 Payments on line of credit                                                                        --           (4,868)
                                                                                          -----------      -----------
       Net Cash Provided By Financing Activities                                              404,057          355,443
                                                                                          -----------      -----------

INCREASE (DECREASE) IN CASH                                                                    14,824         (385,894)
CASH - BEGINNING OF PERIOD                                                                     56,273          561,364
                                                                                          -----------      -----------
CASH - END OF PERIOD                                                                      $    71,097      $   175,470
                                                                                          ===========      ===========

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                             $    93,794      $        --
                                                                                          ===========      ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
 Conversion of accounts payable into short-term notes with six month payouts              $    98,283      $        --
                                                                                          ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)


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

       The carrying amounts of the Company's financial instruments, including cash, accounts receivable, certificate of deposit, accounts payable and accrued expenses, notes payable, factor payable and other liabilities approximate fair value due to the relatively short period to maturity for these instruments.

       (C) Per Share Data

       Basic and diluted earnings / (loss) per common share of stock is computed by dividing the net income or loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2004, as their effect would be anti-dilutive.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)

       Following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the nine months ended July 31, 2004:

       Denominator:
       Weighted average per share of common stock outstanding - basic      11,345,441
       Assumed conversion of convertible securities                         3,455,232
                                                                          -----------
       Diluted weighted average shares of common stock outstanding         14,800,673
                                                                          ===========
       Numerator:
       Net income                                                         $ 1,027,076
       Interest adjustment for conversion of debt                             239,963
                                                                          -----------
       Diluted net income                                                 $ 1,267,039
       Earnings per share:
       Basic                                                              $      0.09
                                                                          ===========
       Dilutive                                                           $      0.09
                                                                          ===========

       (D) New Accounting Pronouncements

       In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

       The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 NOTES RECEIVABLE
------ ----------------

       (A) Notes receivable decreased $151,683 during the nine months ended July 31, 2004. The Company received $124,532 in cash from a customer and took a charge of $27,151 for discounting this receivable for an early balloon payment. The balance on the note at July 31, 2004 was $-0-.

       (B) In fiscal 2003, the Company loaned Crazy Eddie, Inc. a total of $425,000 in three separate notes in anticipation of acquiring its operations. The Company received the funds to make these loans from the proceeds of notes payable totaling $450,000 issued to Growth Ventures, Inc. and Robert McCoy (see Notes 3(E) and 3(F)), neither of which is a related party to the Company but were related parties to Crazy Eddie, Inc.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)

              This acquisition was never completed. Each of these notes receivable matured beginning with two in April 2004 and the final one in June 2004. Each note bore interest at 12%, payable quarterly. The interest due for all periods is currently in default. The ability to collect this receivable is doubtful as operations of Crazy Eddie, Inc. ceased in December 2003. A write-off of $382,500 was taken in the fourth quarter of fiscal 2003 and the remainder of $42,500 was written-off in the second quarter of 2004.

              As a result of Crazy Eddie, Inc. ceasing operations and the inability to collect on the notes receivable, the Company believes it may have no obligation to repay the notes payable (in effect a right of offset) to those related parties of Crazy Eddie, Inc. (see Notes 3(E) and 3(F)).

NOTE 3 NOTES AND FACTOR PAYABLE
------ ------------------------

       (A) In March 2004 the Company issued a note payable to an employee of the Company in the amount of $50,000 for one year. The note bears interest at 8%, payable monthly, with the principal due at maturity. The balance at July 31, 2004 is $50,000 and is included in note payable - other.

       (B) Two vendors have agreed to accept notes for their accounts payable. The payment terms are equal installments over six months. The interest rate on the notes is 8% on a total of $98,283. The balance on these notes at July 31, 2004 is $15,760 and is included in notes payable - other.

       (C) In December 2003, the Company paid a note payable to a supplier in settlement of all outstanding amounts due as of April 2003. The Company owed the supplier $2,219,081 relating to accounts payable, notes payable and accrued interest less accounts receivable for payments received directly from customers of the Company by the supplier and was required to pay $500,000 on the note payable. The Company realized a gain from the extinguishment of the debt in December 2003 of $1,719,081 upon the final payment of $500,000.

       (D) In November 2003, a settlement was reached with a former employee of the Company to settle his note payable, accrued interest and commission payable. The Company had a total due of $66,660. The terms of the settlement were the issuance of a new note of $36,000 payable in equal installments of $6,000 per month and 200 hours of computer services at a cost of $60 per hour (for a total of $12,000) usable in one year. The Company realized a gain on this debt settlement of $18,660 in the nine month period ended July 31, 2004. The balance of this note is $-0- at July 31, 2004. The service liability has a balance of $11,370 at July 31, 2004 and is included in other current liabilities.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)

       (E) In April and June 2003, the Company issued three notes to Growth Ventures, Inc., a non-related company, for a total of $300,000 payable in one year. The notes bore interest at 12% per annum, payable quarterly, with the principal due at maturity. The note also included 600,000 warrants to purchase common shares at 85% of the closing price at the date of the note. The interest and principal on this note totaling $326,823 is in default. At the time of issuance, the notes had a beneficial conversion feature of $77,162 and the warrants were valued at $222,838, both of which were accounted for as a discount and was fully amortized at July 31, 2004. The principal balance of these notes at July 31, 2004 was $300,000 and is included in notes payable in default. Proceeds from these notes were used to loan funds to Crazy Eddie, Inc. as described in Note 2(B).

              In January 2004, the note holder requested conversion of their notes plus accrued interest of $26,823, pursuant to the default provisions of the notes. The note holder was informed that the Company believes there was no consideration received by the Company and therefore will not honor the debt nor its request for conversion. The 1,943,249 common shares to be issued to satisfy the debt conversion have not been issued. The Company has not had any further negotiations for settlement with this party.

       (F) In June 2003, the Company issued a note to Robert McCoy, a non-related individual for $150,000 payable in one year. The note bore interest at 12%, payable quarterly, with the principal due at maturity. The note also included 300,000 warrants to purchase common shares at 85% of the market at the closing price on the date of the note. The interest and principal on this note totaling $162,526 is in default. At the time of issuance the note had a beneficial conversion feature of $68,295 and the warrants were valued at $55,290, both of which were accounted for as a discount and was fully amortized at July 31, 2004. The principal balance of this note payable at July 31, 2004 is $150,000 and is included in notes payable in default. Proceeds of $125,000 of this note were used to loan funds to Crazy Eddie, Inc. as described in Note 2(B).

              In February 2004, the note holder requested conversion of their note plus accrued interest of $12,526, pursuant to the default provisions of the note. The note holder was informed that the Company believes there was no consideration received by the Company and therefore will not honor the debt nor its request for conversion. The 1,080,375 common shares to be issued to satisfy the debt conversion have not been issued. The Company has not had any further negotiations for settlement with this party.

       (G) An additional note for one year of $40,000 from the President of the Company was received in December 2003. The note bears interest at 7%, payable quarterly, and the principal is all due at maturity. The balance on this note was paid in full during the third quarter of 2004, and all interest has been waived.

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)

       (H) In the nine months ended July 31, 2004, the Company received $763,100 of purchase order financing. The financing source (the Company's majority stockholder) contributed $763,100 for 15 days at 18% for a fifteen-day period. Each note can be replaced with a new note against specific purchase orders. The balance due on these notes at July 31, 2004 is $472,219 and is included in notes payable related party.

       (I) The balance of additional funding at July 31, 2004 of $69,014 came from the factoring of certain receivables through the agreement between AMS Systems, Inc. and Marquette Financial, Inc. f/k/a KBK Financial, Inc. The agreement allows a maximum of $2,500,000 of accounts receivable factoring of pre-approved customers at any one time. The factor advances 80% of the receivables accepted. The fees are a fixed discount of 1% per invoice and a have a variable rate, currently at 7%, for the actual days between funding and the payment by the customer to the Company at a lock box administered by Marquette Financial, Inc. The reserve is paid to AMS Systems, Inc. within three days of the receipt of the payment by Marquette Financial, Inc.

NOTE 4 EQUITY
------ ------

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

       The following table presents the allocation of the acquisition cost to the assets acquired:

             Cash                                                $    250,000
             Software, Patents and Trademarks                       4,200,000
             Workforce                                                746,864
             Deposits                                                   7,136
             Customer List                                            900,000
                                                                 -------------
             Total acquisition value                             $  6,104,000

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

                NEOMETRIX TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2004 (UNAUDITED)

       In March 2004, the Company issued 3,893,972 additional shares of restricted common stock pursuant to the terms and conditions of the Zeosoft acquisition in April 2003. These shares were required because the representations and warranties in the purchase agreement required that not more than twelve million shares, post reverse split be outstanding after the issuance of the purchase shares at closing. In fact, more than seventeen million shares were outstanding at that time and the seller made the claim for additional shares to maintain the intended ratio. The Company issued these shares to the former majority stockholder of Zeosoft, who is now the Company's majority stockholder and Chairman of the Board. These shares were valued at $2,725,780 (the $.70 per share value at the date of the original April 2003 transaction) and charged this amount as a current year loss on discontinued operations.

       In November 2003, the former President of the Company returned 357,143 shares of common stock per the agreement at his resignation. The Company chose to cancel these shares.

NOTE 5 GOING CONCERN
------ -------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,698,704, and a negative cash flow from operations of $413,096 for the nine months ended July 31, 2004, and has a working capital deficiency of $1,061,103, and a stockholders' deficiency of $1,028,270 at July 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company is also in default of various notes payable (see Note 3(E) and 3(F)).

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

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

General

Management continued to focus on the operations of AMS Systems during the nine months of fiscal 2004. The Company's future prospects are expected to be the growth of AMS Systems through expanded marketing efforts, joint ventures or acquisitions in its product market. The Company expects to expand into federal government sales in ventures with current federal government contractors. In January 2004, the Company expanded its marketing staff to seek additional customers within state agencies and local governments in Maryland. We also embarked on a program of improving relationships with current customers to become their solutions source for computer hardware, storage, software, security and service. We have also begun to actively search for potential synergistic acquisitions and joint ventures to expand our operations outside of the mid Atlantic region. In April 2004 AMS Systems was awarded a new three year contract with the City of Baltimore to provide computers and peripherals. The contract is expected to provide not less than $6,000,000 in revenue during its term. Dell Marketing LLP has provided a new re-marketer agreement to AMS Systems to facilitate this contract. The reseller contract provides the maximum discounts offered to any reseller by Dell.

Results of Operations

Revenues for the three and nine month period ended July 31, 2004 were $1,675,582 and $5,845,552 while total cost of goods sold was $1,518,200 and $5,157,649. This compares with revenues of $1,438,950 and $4,441,010 while total cost of goods sold were $1,173,176 and $3,785,280 for the three and nine months ended July 31, 2003. The sales increased after receivables financing was obtained in mid December, previously sales had been restricted by the lack of cash or financing available to fulfill orders. The increase is expected to continue with the improvements in customer and supplier relationships and new long term contracts. Budget constraints at the State of Maryland and in various county governments may restrain immediate substantial growth. However, current quotes are 60% of last year's sales. While there can be no assurance that the quotes will convert to sales we expect more than half to be concluded before summer.

Selling, general and administrative expenses decreased to $285,010 and $989,643 for the three and nine months ended July 31, 2004 from $994,275 and $2,707,450 for the three and nine months ended July 31, 2003. This trend should continue throughout the fiscal year as operational expenses at our AMS Systems, Inc. subsidiary have been reduced by more than 50% compared to last fiscal year and no stock or other compensation is expected to be issued for consulting contracts. We also expect the Company overhead to be substantially reduced with the only increased expenses to come from costs associated with pursuing acquisitions or joint ventures. The loss from operations was $132,003 and $314,965 for the three and nine month period ended July 31, 2004 as compared to losses from operations of $4,735,656 and $6,070,471 for the corresponding period ended July 31, 2003. It is evident that the cost containment measures implemented in November 2003 have had their desired effect. The three and nine month period in 2003 was impacted by the impairment of assets in the amount of $4,001,000. The Company now operates all entities on a pay as you go basis indicating that if sufficient cash flow is unavailable no additional expenses can be incurred unless there is a corresponding increase in cash flow to facilitate the payment of such expenses.

For the three months and nine months ended July 31, 2004 we recorded net losses of $209,586 and $1,698,704. This compares with a net loss of $4,812,688 and $6,152,226 during the corresponding prior period. The loss from continuing operations for the three months ended July 31, 2004 was primarily due to additional financing expenses and a decrease in gross profit margin due to the product mix sold. The increase in income from continuing operations for the nine-months was primarily from the forgiveness of debt realized in the settlement and completion of payment terms with our main supplier of computers and other settlements. . The significant increase in net losses for the nine months ended July 31, 2004 is attributable to a $2,725,780 current year charge for discontinued operations in the prior fiscal year arising from the issuance of additional restricted common shares under the Zeosoft acquisition agreement that should have been issued during the previous year.

Liquidity and Capital Resources

As of July 31, 2004, the Company had cash and certificate of deposit of $171,766, net accounts receivable of $1,629,081 and total current assets of $1,919,395. The Company had property, plant and equipment (net of depreciation) of $33,005. Total assets were $1,975,576. As of October 31, 2003 the Company had cash of $56,274 and net accounts receivable of $447,045, and total current assets of $874,172. Property, plant and equipment were $46,230 and net investment securities totaled $29,515. Total assets were $965,992. The increase in assets was directly attributable to the increase in accounts receivable, cash and certificate of deposit. The additional accounts receivable came from increased sales and the trend is expected to continue throughout the current fiscal year as our pipeline of quotes has increased to approximately 60% of last years' annual sales.

Our accounts payable and accrued expenses increased to $1,632,836 primarily because of increased payables related to the increase in cost of sales caused by the increased sales. Total current liabilities were $2,980,480 as of July 31, 2004 as compared to $2,978,816 as of October 31, 2003. The increase was due mainly to the increase in future accounts payable offset by payments on accounts payable and the forgiveness of other current debt. The Company is consistently reducing prior debt with the only trend upward expected to be accounts and factor payables as they relate directly to increased sales.

As of July 31, 2004, the Company had an agreement to factor receivables with a maximum of $2,500,000 at any time. The factor advances 80% of the value of each pre approved invoice factored and charges fixed fees of 1% and a variable rate, currently at 7%. KBK Financial, Inc returns the reserve less fees to the Company within three days of the receipt of payment from the customer. This factoring commitment expires in December 2005. The balance due the factor at the date of filing is approximately $313,439.

The Company also received purchase order financing of $763,100 from the Company's majority stockholder and notes payable from related parties of $30,000 during the nine month period ended July 31, 2004. The $763,100 was for specific orders for 15 days and may be used on a recurring basis with a new short term note written for each specific order.

Additional financing of $50,000 was obtained from an employee of the Company in March 2004. The note is for one year with interest payable monthly at a rate of 8% per annum. The Company President and Chief Financial Officer use personal credit cards to facilitate orders on a rotating basis. The available credit set aside for the Company is $60,000. The balance due on these cards was $-0- at July 31, 2004.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,698,704, and a negative cash flow from operations of $413,096 for the nine months ended July 31, 2004, and has a working capital deficiency of $1,061,103, and a stockholders' deficiency of $1,028,270 at July 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

While management remains optimistic that sales will continue to grow with AMS, the Company's working capital deficiency will likely require the Company to obtain additional financing agreements, issue additional debt or equity securities. The Company does not have an adequate source of financing that would sustain through the coming twelve months. There can be no assurance that the Company will be successful in any future financings or that the financing can be obtained on favorable terms.

New Accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative

Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of July 31, 2004, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

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

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-k

         (a) Exhibits.

             Exhibit 31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

             Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neometrix Technology Group, Inc.

/s/ Norman J. Birmingham
--------------------------------
BY: Norman J. Birmingham, President, Chief Financial Officer and Director
Dated: This 30th day of August 2004